Form 10QSB
period 1996-06-30
ESSEX HOSPITALITY ASSOCIATES IV LP
filed 1996-08-08
CIK 1000375

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996


               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-96716


                      ESSEX HOSPITALITY ASSOCIATES IV L.P.

               (Exact name of registrant as specified in charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   16-1485632
                      (I.R.S. Employer Identification No.)

                               100 CORPORATE WOODS
                            ROCHESTER, NEW YORK 1623
                     (Address of principal executive office)

       Registrant's telephone number, including area code: (716) 272-2300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X                      No
                       -----                       -----

As of August 1, 1996 a total of 1,909 Limited Partnership Units were outstanding.

                                     PART 1

                              FINANCIAL INFORMATION

Item 1.   Financial Statements
- --------------------------------------------------------------------------------

                      Essex Hospitality Associates IV L.P.
                                  Balance Sheet
                                  June 30, 1996

                                  Assets                                1996
                                                                        ----
Investments in real estate, at cost:
        Land                                                          2,638,672
        Construction in progress                                      5,038,213
        Less accumulated depreciation                                      --
                                                                    -----------
           Net investments in real estate                             7,676,885
                                                                    -----------

Cash and cash equivalents                                             2,175,220

Deferred costs:
        Debt issuance                                                   652,221
        Franchise                                                       128,000
        Other                                                           121,795
                                                                    -----------
                                                                        902,016
        Less accumulated amortization                                   (40,366)
                                                                    -----------
                                                                        861,650
                                                                    -----------

Other assets                                                             75,850
                                                                    -----------

        Total assets                                                 10,789,605
                                                                    ===========

                    Liabilities and Partners' Capital
Liabilities
        Construction payable                                          1,347,036
        Accounts payable and accrued expenses                             8,143
        Notes payable                                                 6,143,000
        Construction loan payable                                     1,177,149
        Minority interest - Essex Glenmaura L.P.                        996,417
                                                                    -----------
            Total liabilities                                         9,671,745
                                                                    -----------

Commitments and contingencies (notes 5 and 6)

Partners' capital                                                     1,288,670
        Less notes receivable from partners                            (170,810)
                                                                    -----------
            Total partners' capital                                   1,117,860
                                                                    -----------

Total liabilities and partners' capital                              10,789,605
                                                                    ===========

                      Essex Hospitality Associates IV L.P.
                               Statement of Income
                       For the Quarter ended June 30, 1996

                                                                          1996
                                                                          ----
Expenses:
  Admin & general                                                           749
  Miscellaneous                                                           9,911
                                                                        -------

    Total expenses                                                       10,660
                                                                        -------

      Operating income                                                  (10,660)
                                                                        -------

Interest expense                                                        (61,873)
Interest income                                                           7,026
Amortization                                                            (10,995)
                                                                        -------

    Total other income (expenses)                                       (65,842)
                                                                        -------

Net income                                                              (76,502)
                                                                        =======

                      Essex Hospitality Associates IV L.P.
                             Statement of Cash Flows
                       For the Quarter ended June 30, 1996

                                                                1996
                                                                ----
Cash flows from operating activities
        Cash received from customers                                100
        Cash paid to suppliers                                 (148,905)
        Interest received                                         7,026
        Interest paid                                           (61,873)
                                                             ----------
           Net cash from operating activities                  (203,652)
                                                             ----------

Cash flows from investing activities
        Payments for land and construction in progress       (1,291,388)
        Payments for deposits                                   (33,986)
                                                             ----------
           Net cash used in investing activities             (1,325,374)
                                                             ----------

Cash flows from financing activities
        Partners' capital contributions                         580,631
        Payments for syndication costs                          (62,181)
        Proceeds from notes payable                             797,000
        Proceeds from construction loan                       1,177,149
        Payments for debt acquisition costs                    (117,621)
        Payments for organization costs                               0
        Payments for distributions                              (24,997)
                                                             ----------
           Net cash from financing activities                 2,349,981
                                                             ----------

Net increase in cash and cash equivalents                       820,955

Cash and cash equivalents - beginning of quarter              1,354,265
                                                             ----------

Cash and cash equivalents - end of quarter                    2,175,220
                                                             ==========


Reconciliation of net income to net cash flows from operating activities:

Net income                                                      (76,502)

Adjustments to reconcile net loss to net
  cash used in operating activities:
        Depreciation and amortization                            10,995
        Changes in:
           Shortterm assets                                    (125,318)
           Accounts payable and other expenses                  (12,827)
                                                             ----------
                                                               (203,652)
                                                             ==========

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1996

(1)      Organization

         Essex Hospitality Associates IV L.P. (the Partnership) is a New York limited partnership formed on August 30, 1995 for the purpose of acquiring land and constructing, owning and operating a series of hotels. The Partnership will also acquire a limited partnership interest in an affiliated partnership, Essex Glenmaura L.P. (Glenmaura), which will construct, own and operate a Courtyard by Marriott hotel near Scranton, Pennsylvania (see note 6). The Partnership may also lend funds to other partnerships that own hotels. The Partnership is financing its activities through a public offering of notes and limited partnership units.

         The Partnership is in the development stage and is acquiring land in order to construct and operate the hotels. In December 1995, land was purchased in Solon, Ohio and Warwick, Rhode Island in anticipation of the construction of a Hampton Inn and Suites hotel and a Homewood Suites hotel, respectively. In January and March, 1996, a 12.5 unit limited partnership interest was acquired in Essex Glenmaura L.P.

         The Partnership's general partner is Essex Partners Inc. (Essex Partners), a subsidiary of Essex Investment Group, Inc. (Essex).

         The following is a general description of the allocation of income, loss, and distributions. For a more comprehensive description see the Partnership Agreement:

                  Allocation of income from operations will be allocated 99% to the limited partners and 1% to the general partner until the amount allocated to the limited partners equals the cumulative annual return of 8% of their contribution. Any remaining income from operations is allocated 80% to the limited partners and 20% to the general partners. Income on the sale of any or all of the hotels is allocated 99% to the limited partners until each limited partner has been allocated income in an amount equal to his or her pro rata share of the nondeductible syndication expenses and sales commission and 1% to the general partners. Thereafter, income on the sale of any or all the hotels is allocated in the same manner as income from operations.

                  Allocations of losses from operations will be allocated 80% to the limited partners and 20% to the general partner in the amounts sufficient to offset all income which was allocated 80% to the limited partners. Thereafter, operating losses are allocated 99% to the limited

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1996

(1)      Organization (continued)

                  partners and 1% to the general partner. Loss on the sale of any or all of the hotels will be first allocated in the same manner as losses from operations, except that the allocation of such loss would be made prior to allocations of income from operations. All other losses are allocated 99% to the limited partners and 1% to the general partners.

                  Cash distributions will initially be made 99% to the limited partners and 1% to the general partners. After the limited partners have received a cumulative annual return of 8% of their contribution, additional distributions may then be made 80% to the limited partners and 20% to the general partners. Distributions of the net proceeds of sale or refinancing of any or all hotels will be made 1% to the general partner and 99% to the limited partners until the limited partners have received distributions from sale or refinance of hotels equal to $1,000 per unit. Thereafter, distributions shall next be made 1% to the general partner and 99% to the limited partners until each limited partner has received any unpaid cumulative return accrued through the date of the distribution. Additional distributions will then be made 20% to the general partner and 80% to the limited partners. The first distribution was made in March, 1996.

         Essex Partners and its affiliates are receiving substantial fees in connection with the offering of notes and limited partnership units. Additional fees will be paid to them in connection with the acquisition, development and operation of the hotels and management of the Partnership (see note 5).

(2)      Summary of Significant Accounting Policies

         Basis of Accounting

         The financial statements of the Partnership were prepared on the accrual basis of accounting in conformity with generally accepted accounting principles.

         Investments in Partnerships

         Investments in Partnerships with a 50% or less ownership interest will be accounted for by the equity method. Ownership interests exceeding 50% will be accounted for under the consolidated method. The Partnership owns a 54% interest in Essex

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1996

(2)      Summary of Significant Accounting Policies (continued)

         Glenmaura L.P. and is accounting for the investment under the consolidated method

         Investment in Real Estate

         Investment in real estate is stated at cost. Depreciation will be calculated using the straight-line method over the estimated useful lives of the assets as each hotel commences operations.

         Cash and Cash Equivalents

         Cash investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.

         Deferred Costs

         Costs of issuing the subordinated notes payable will be amortized on a straight-line basis over the term of the notes.

         Franchise fees paid for the right to own and operate the hotels will be amortized on a straight-line basis over the term of each franchise agreement, beginning when a hotel is placed in service.

         Syndication Costs

         Selling commissions and legal, accounting, printing and other filing costs totaling $253,330 related to the offering of the limited partnership units were charged against the proceeds of the public offering.

         Income Taxes

         No provision for income taxes has been provided since any liability is the individual responsibility of the partners.

         Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires the managing general partner to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1996

(2)      Summary of Significant Accounting Policies (continued)

         of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

(3)      Subordinated Notes Payable

         Subordinated notes payable bear interest at a rate of 10.5% per annum, payable monthly, and mature December 31, 2001, unless extended by the Partnership to December 31, 2002 upon payment to holders of an extension fee equal to .5% of the principal amount of the subordinated notes outstanding. The notes are issued as unsecured obligations of the Partnership.

         In accordance with the Partnership agreement, the ratio of gross proceeds from the offering of limited partnership units to total gross proceeds from the offering prior to the termination of the offering may not be less that .15 to 1. As of June 30, 1996, that ratio was .27 to 1.

         The carrying value of the subordinated notes payable approximates the fair value based on a discounted cash flow analysis using an interest rate currently being offered for loans with similar terms and credit quality.

(4)      Franchise Fees

         In 1995, the Partnership entered into a license agreement with Promus Corporation (Promus) to operate a Homewood Suites hotel in Warwick, Rhode Island. An initial franchise fee of $40,000 has been paid. In addition to the initial fee, the Partnership will be required to pay to Promus a monthly royalty fee of 4% of gross room revenues, a monthly marketing/reservation fee of 4% of gross room revenue, an initial software license fee of $3,000 plus $85 per guest room with a monthly maintenance charge of $200 to $350 per month, and a monthly amount equal to any sales tax or similar tax imposed on Promus on payments received under the license agreement.

         In November 1995, the Partnership entered into a license agreement with Promus to operate a Hampton Inn and Suites hotel for the Solon, Ohio site. An initial franchise fee of $40,000 was paid. In addition to the initial fee, the Partnership will be required to pay to Promus a monthly royalty fee of 4% of gross room revenues, a monthly marketing/reservation fee of 4% of gross room revenue, an initial software license fee of $3,000 plus $85 per guest room with a monthly maintenance charge of

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1996


(4)      Franchise Fees (continued)

         $200 to $350 per month and a monthly amount equal to any sales tax or similar tax imposed on Promus on payments received under the license agreement.

         Promus requires the Partnership to establish a capital reserve escrow account based on a percentage of gross revenues generated by each hotel which will be used for product quality requirements of the hotel. Cumulative funding of the reserve for the first five years increases from 1% to 5% of gross revenues and stabilizes at 5% for the term of the agreement.

         The franchise agreements impose certain restrictions on the transfer of limited partnership units. Promus restricts the sale, pledge or transfer of units in excess of 25% without their consent.

(5)      Related Party Transactions

         A summary of fees earned by Essex Partners or its affiliates since inception through June 30, 1996 under the terms of the Partnership agreement follows:

                   Type of Fee                                Amount of Fee
                   -----------                                -------------
           Selling Commission           Up to $80 per limited partnership unit and $55 per $1,000    $384,158
                                        not sold

           Organization and Offering    3.4% of the gross proceeds of the offering                    214,790
           Fee

           Acquisition Fee              $110,000 per hotel site                                       220,000

           Development Fee              $160,000 per hotel, plus 5% of the total cost of the          108,000
                                        hotel in excess of $2.7 million (not to exceed $325,000      --------
                                        per hotel)
                                                                                                     $926,948
                                                                                                     ========

         Organization and offering fees are allocated to syndication costs and debt issuance costs based on the pro-rata share of limited partner's units and notes payable to the total offering:

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1996



(5)      Related Party Transactions (continued)

         The above fees are reflected in the accompanying financial statements as follows:

                 Balance Sheet:
                     Investment in real estate                              $328,000
                     Deferred debt issuance costs                            413,227
                     Syndication costs, charged to partner's capital         185,721
                                                                            --------

                                                                            $926,948
                                                                            ========

         Under the terms of the Partnership agreement, Essex Partners or its affiliates will also earn other fees as follows:

                 Type of Fee                        Amount of Fee
                 -----------                        -------------
           Investor Relations Fee       .25% of the gross proceeds of the
                                        offering payable annually in 1998
                                        through 2001

           Property Management Fee      4.5% of gross operating revenues from
                                        the hotels

           Partnership Management Fee   .75% of gross operating revenues from
                                        the hotels

           Accounting Fee               $800 per month

           Refinancing Fee              1% of the gross proceeds of re-financing
                                        any or all of the hotels

           Sales Fee                    3% of the gross sale price of any or all
                                        of the hotels

         The Partnership will also be subject to a number of conflicts of interest arising from its relationships with the general partner, its owners and affiliates and due to other activities and entities in which the general partner and its affiliates have or may have a direct or indirect financial interest.

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1996



(6)      Investment in Affiliate - Essex Glenmaura L.P.

         In January and March, 1996, the Partnership purchased a twelve and one-half unit limited partnership investment in Essex Glenmaura L.P. for $100,000 per unit. The purchase resulted in a 54% equity interest.

         As of June 30, 1996, Glenmaura is constructing a Courtyard by Marriott hotel near Scranton, Pennsylvania, and has invested $4,523,000 into the land acquisition and construction costs. The financing of the land acquisition, construction costs and all related fees and expenses through June 30 1996 for the hotel project has been funded by $1,500,000 in unsecured notes, construction loan proceeds of $1,177,000 and $1,900,000 from partner equity.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The Partnership was formed on August 30, 1995. The Partnership's public offering of mortgage notes, subordinated notes and limited partnership units was declared effective on November 24, 1995. Since the effective date, the Partnership has been involved in raising capital, the acquisition and construction of properties and the purchase of limited partnership units in another partnership. The two sites specified in the Prospectus were acquired on December 29, 1995, a 2.535 acre site in Warwick, Rhode Island and a 2.28 acre site in Solon, Ohio. The Partnership expects to begin construction of an 80-suite Homewood Suites hotel in Warwick, Rhode Island in September, 1996, with opening expected in the spring, 1997. The General Partner expects to secure first mortgage financing from institutional lenders or affiliates of the franchisor, however, no external financing source has issued a commitment to lend funds to the Partnership for construction or permanent financing.

The Partnership had originally intended to build an Hampton Inn & Suites on the site in Solon, Ohio, however, after receiving bids from prospective general contractors, the General Partner concluded that the construction cost of the Hampton Inn & Suites was too high relative to the room rates which could be charged in the Solon area. Based on its knowledge of the Solon market, the General Partner believed a Hampton Inn could be built and operated more successfully. The General Partner secured approval from the Promus Hotel Corporation, the franchisor, to change brand designations. Construction of a 100-room Hampton Inn is expected to start in the fall, 1996 with opening in the spring, 1997. The General Partner expects to secure first mortgage financing from institutional lenders or affiliates of the franchisor, however, no external financing source has issued a commitment to lend funds to the Partnership for construction or permanent financing.

The Partnership also invested $1,250,000 in another partnership, Essex Glenmaura L.P. in two purchases in the first quarter of 1996. Essex Glenmaura L.P. is constructing a 120-room Marriott Courtyard in Scranton, Pennsylvania. The hotel is expected to open in August, 1996. The total cost of the project is expected to be approximately $8.3 million, which is being funded by $2.3 million of partner equity, $1.5 million of unsecured notes and a $4.5 million construction mortgage loan provided by a bank. The construction loan, which bears interest at prime plus 0.75%, will be replaced by a permanent mortgage loan to be provided by Marriott International Capital Corporation. The permanent loan is expected to close in October, 1996. The key terms of the permanent loan include a five year term, 20-year amortization period and interest either floating at 325 basis points over the 30-day LIBOR rate or fixed at 325 basis points over the five-year treasury rates. The Partnership owns a 54% equity interest in Essex Glenmaura L.P.. Essex Glenmaura L.P. represented 20% of the Partnership's assets at June 30, 1996.

The Partnership is currently offering subordinated notes and limited partnership units for sale to investors pursuant to the Prospectus. The mortgage notes have not been offered for sale to investors as yet. Through August 5, 1996, $6,733,000 has been raised. Gross offering proceeds of up to $21,000,000 may be raised through the public offering. The Partnership does not have sufficient funds to complete construction of the two specified properties. Although additional funding is not assured, based on the rate funds are being raised, the timing of construction and expected availability of external financing, the Partnership anticipates sufficient funds will be available to pay for construction when required.

                                     PART II

                                OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

         a.       Exhibits

                  None

         b.       Reports on Form 8-K

                  There was one Report on Form 8-K filed in the second quarter, 1996. The Report was dated March 26, 1996 and described the purchase of three and one-half limited partnership units in Essex Glenmaura L.P.. No financial statements were required. The report was filed on May 2, 1996.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                            Registrant



Dated:        August 6, 1996       /s/ Lorrie L. LoFaso
                                   -------------------------------------------
                                   Essex Hospitality Associates IV L.P.
                                   Essex Partners Inc.
                                   Lorrie L. LoFaso
                                   Vice President and Chief Accounting Officer

                                EXHIBIT INDEX



EXHIBIT NO.                                        DESCRIPTION


     27                                     FINANCIAL DATA SCHEDULE