Form 10QSB
period 1996-09-30
ESSEX HOSPITALITY ASSOCIATES IV LP
filed 1996-11-12
CIK 1000375

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 33-96716

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.

               (Exact name of registrant as specified in charter)

                                    NEW YORK
         (State or other jurisdiction of incorporation or organization)

                                   16-1485632
                      (I.R.S. Employer Identification No.)

                              100 CORPORATE WOODS
                           ROCHESTER, NEW YORK 14623
                    (Address of principal executive office)

       Registrant's telephone number, including area code: (716) 272-2300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes           X                            No
                  -----------                            ------------

As of November 1, 1996, a total of 2,151 Limited Partnership Units were outstanding.

                                     PART 1

                             FINANCIAL INFORMATION


Item 1.   Financial Statements

                      Essex Hospitality Associates IV L.P.
                                 Balance Sheets
                          September 30, 1996 and 1995

                        Assets                               1996               1995
                        ------                             ---------         ----------
Investments in real estate, at cost:
    Land                                                   2,640,300
    Construction in progress                               6,507,304
    Less accumulated depreciation                               -
                                                          -----------
       Net investments in real estate                      9,147,604
                                                          -----------

Cash and cash equivalents                                  2,454,055               100

Deferred costs:
    Debt issuance                                            690,253
    Franchise                                                128,000
    Other                                                     60,766
                                                          -----------
                                                             879,019
    Less accumulated amortization                            (51,361)
                                                          -----------
                                                             827,658
                                                          -----------

Other assets                                                 494,340
                                                          -----------        ----------

    Total assets                                          12,923,657               100
                                                          -----------        ----------

          Liabiliities and Partners' Capital
          ----------------------------------

Liabilities
    Construction payable                                      47,696
    Accounts payable and accrued expenses                     46,241
    Notes payable                                          6,420,000
    Construction loan payable                              4,213,008
    Minority interest - Essex Glenmaura L.P.                 973,087
                                                          -----------        ----------
        Total liabilities                                 11,700,032                 -
                                                          -----------        ----------

Commitments and contingencies (notes 5 and 6)

Partners' capital                                          1,396,824               100
    Less notes receivable from partners                     (173,199)
                                                          -----------        ----------
        Total partners' capital                            1,223,625               100
                                                          -----------        ----------

Total liabilities and partners' capital                   12,923,657               100
                                                          -----------        ----------

                      Essex Hospitality Associates IV L.P.
                              Statement of Income
                    For the Quarter ended September 30, 1996



                                                         1996
                                                         ----
INCOME
------
    Rooms                                                56,629
    Food and beverage                                    11,265
    Other income                                          4,313
                                                       --------
Total income                                             72,207
                                                       --------

EXPENSES:
---------
    Rooms                                                27,924
    Food & beverage expenses                             21,148
    Commissions expenses                                    402
    Advertising & promotion                              12,684
    Repairs & maintenance                                 8,885
    Utilities                                                 -
    Administrative & general                              9,438
    Property taxes                                            -
    Insurance                                             1,095
    Franchise fees                                        2,265
    Management fees                                       3,254
    Marketing research fees                               1,133
    Miscellaneous                                         2,762
                                                       --------
Total expenses                                           90,990
                                                       --------

    Operating income                                    (18,783)

    Interest expense                                    111,187
    Interest income                                     (17,541)
    Partnership management fees                             542
    Amortization                                         10,995
                                                       --------
Total other expenses                                    105,183
                                                       --------

Net income                                             (123,966)
                                                       =========

                      Essex Hospitality Associates IV L.P.
                            Statements of Cash Flows
               For the Quarters ended September 30, 1996 and 1995

                                                                       1996                    1995
                                                                       ----                    ----
Cash flows from operating activities
    Cash received from customers                                        53,310
    Cash paid to suppliers                                             (52,775)
    Interest received                                                   17,551
    Interest paid                                                     (111,187)
                                                                    -----------         ------------
       Net cash from operating activities                              (93,101)                  -
                                                                    -----------         ------------

Cash flows from investing activities
    Payments for land and construction in progress                  (3,236,046)
    Payments for deposits                                              126,756
                                                                    -----------         ------------
       Net cash used in investing activities                        (3,109,290)                  -
                                                                    -----------         ------------

Cash flows from financing activities
    Partners' capital contributions                                    270,972                 100
    Payments for syndication costs                                     (30,085)
    Proceeds from notes payable                                        277,000
    Proceeds from construction loan                                  3,035,859
    Payments for debt acquisition costs                                (38,032)
    Payments for organization costs                                          -
    Payments for distributions                                         (34,488)
                                                                    -----------         ------------
       Net cash from financing activities                            3,481,226                 100
                                                                    -----------         ------------

Net increase in cash and cash equivalents                              278,835                 100

Cash and cash equivalents - beginning of quarter                     1,354,265                   -
                                                                    -----------         ------------

Cash and cash equivalents - end of quarter                           1,633,100                 100
                                                                    ===========         ============


Reconciliation of net income to net cash flows from operating activities:

Net income                                                            (123,966)                  -

Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                       10,995                   -
    Changes in:
       Shortterm assets                                                (18,228)                  -
       Accounts payable and other expenses                              38,098                   -
                                                                    -----------         ------------
                                                                       (93,101)                  -
                                                                    ===========         ============

                      ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                         Notes to Financial Statements

                               September 30, 1996

1)     Organization

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

                               September 30, 1996

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

                               September 30, 1996


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

       Syndication Costs

       Selling commissions and legal, accounting, printing and other filing costs totaling $283,415 related to the offering of the limited partnership units were charged against the proceeds of the public offering.

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

                               September 30, 1996

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

       In accordance with the Partnership agreement, the ratio of gross proceeds from the offering of limited partnership units to total gross proceeds from the offering prior to the termination of the offering may not be less that .15 to 1. As of September 30, 1996, that ratio was .29 to 1.

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

                               September 30, 1996


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

(5)    Related Party Transactions

       A summary of fees earned by Essex Partners or its affiliates since inception through September 30, 1996 under the terms of the Partnership agreement follows:


       Type of Fee                         Amount of Fee
       -----------                         -------------
       Selling Commission       Up to $80 per limited partnership unit and                $420,277
                                $55 per $1,000 not sold

       Organization and         3.4% of the gross proceeds                                 233,409
       Offering Fee             of the offering

       Acquisition Fee          $110,000 per hotel site                                    220,000

       Development Fee          $160,000 per hotel, plus 5% of the total cost              180,000
                                                                                           -------
                                of the hotel in excess of $2.7 million (not to
                                exceed $325,000 per hotel)

                                                                                        $1,053,686
                                                                                        ==========

       Organization and offering fees are allocated to syndication costs and debt issuance costs based on the pro-rata share of limited partner's units and notes payable to the total offering:

                      ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                         Notes to Financial Statements

                               September 30, 1996


(5)    Related Party Transactions (continued)

       The above fees are reflected in the accompanying financial statements as follows:

              Balance Sheet:
                   Investment in real estate                             $400,000
                   Deferred debt issuance costs                           437,880
                   Syndication costs, charged to partner's capital        215,806
                                                                          -------

                                                                       $1,053,686
                                                                       ==========


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

                               September 30, 1996


(6)    Investment in Affiliate - Essex Glenmaura L.P.

       In January and March, 1996, the Partnership purchased a twelve and one-half unit limited partnership investment in Essex Glenmaura L.P. for $100,000 per unit. The purchase resulted in a 54% equity interest.

       As of September 30, 1996, Glenmaura completed construction of a Courtyard by Marriott hotel near Scranton, Pennsylvania. The hotel opened on September 4, 1996. Glenmaura has invested $7,998,000 into the land acquisition and construction costs. The financing of the land acquisition, construction costs and all related fees and expenses through September 30 1996 for the hotel project has been funded by $1,500,000 in unsecured notes, construction loan proceeds of $4,213,,000 and $2,300,000 from partner equity.

Item 2.    Management's Discussion and Analysis or Plan of Operation

The Partnership was formed on August 30, 1995. The Partnership's public offering of mortgage notes, subordinated notes and limited partnership units was declared effective on November 24, 1995. Since the effective date, the Partnership has been involved in raising capital, the acquisition and construction of properties and the purchase of limited partnership units in another partnership. The two sites specified in the Prospectus were acquired on December 29, 1995, a 2.535 acre site in Warwick, Rhode Island and a 2.28 acre site in Solon, Ohio. Limited partnership units in another partnership were purchased in the first quarter, 1996.

The Partnership expects to begin construction of a 100-room Hampton Inn in Solon, Ohio within the next month with an opening in early summer, 1997. The Partnership had originally intended to build an Hampton Inn & Suites on the site in Solon, Ohio, however, the General Partner concluded that the construction cost of the Hampton Inn & Suites was too high. Based on its knowledge of the Solon market, the General Partner believed a Hampton Inn could be built and operated more successfully. The General Partner secured approval from the Promus Hotel Corporation, the franchisor, to change brand designations. The General Partner expects to secure first mortgage financing from institutional lenders or affiliates of the franchisor, however, no external financing source has issued a commitment to lend funds to the Partnership for construction or permanent financing.

The Partnership also invested $1,250,000 in another partnership, Essex Glenmaura L.P. in two purchases in the first quarter of 1996. Essex Glenmaura L.P. just completed construction of a 120-room Marriott Courtyard in Scranton, Pennsylvania, which opened in September, 1996. The total cost of the project is expected to be approximately $8.3 million, which is being funded by $2.3 million of partner equity, $1.5 million of unsecured notes and a $4.5 million construction mortgage loan provided by a bank. The construction loan, which bears interest at prime plus 0.75%, will be replaced by a permanent mortgage loan to be provided by Marriott International Capital Corporation. The permanent loan is expected to close before the end of 1996. The key terms of the permanent loan include a five year term, 20-year amortization period and interest either floating at 325 basis points over the 30-day LIBOR rate or fixed at 325 basis points over the five-year treasury rates. The Partnership owns a 54% equity interest in Essex Glenmaura L.P.. The Partnership's investment in Essex Glenmaura L.P. represented 25% of the Partnership's assets at September 30, 1996.

The Partnership had intended to build an 80-room Homewood Suites hotel in Warwick, Rhode Island. However, the Partnership has learned that additional new hotels are planned for the area on the Partnership's site which would be directly competitive with the Partnership's hotel. The Partnership has decided to review the market for the Warwick area again to determine if the market exists to support the additional hotel rooms before proceeding with construction.

The Partnership is currently offering subordinated notes and limited partnership units for sale to investors pursuant to the Prospectus. The mortgage notes have not been offered for sale to investors as yet. Through November 6, 1996, $6,808,000 has been raised. Gross offering proceeds of up to $21,000,000 may be raised through the public offering. The Partnership does not have sufficient funds to complete construction of the two specified properties. Although additional funding is not assured, based on the rate funds are being raised, the timing of construction and expected availability of external financing, the Partnership anticipates sufficient funds will be available to pay for construction when required.




                                    PART II

                               OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

       a.  Exhibits

           None

       b.  Reports on Form 8-K

           None



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                ------------------------------------
                                     Registrant



Dated:   November 7, 1996       /s/ Lorrie L. LoFaso
                                ---------------------------------------------
                                Essex Hospitality Associates IV L.P.
                                Essex Partners Inc.
                                Lorrie L. LoFaso
                                Vice President and Chief Accounting Officer