Form 10KSB40
period 1996-12-31
ESSEX HOSPITALITY ASSOCIATES IV LP
filed 1997-03-31
CIK 1000375

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 33-96716

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
               (Exact name of registrant as specified in charter)


            New York                                    16-1485632
 (State of other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                               100 Corporate Woods
                            Rochester, New York 14623
                     (Address of principal executive office)


Registrant's telephone number, including area code:           (716) 272-2300

Securities registered pursuant to Section 12(b) of the Act:            NONE

Securities registered pursuant to Section 12(g) of the Act:            NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year:      483,000

As of March 24, 1997, a total of 2,241 Limited Partnership Units were held by non-affiliates who purchased the Units from the issuer at an aggregate offering price of $2,157,000. There is no trading market for the Units and none is expected to develop.

Documents incorporated by reference:                 NONE

PART I

Certain of the information contained in this Form 10-KSB, including the Management's Discussion and Analysis or Plan of Operation found in Item 6 of this Report, contains forward-looking statements. A number of important factors including, but not limited to actions of competitors and franchisors, adverse changes in general economic conditions and adverse local conditions, increases in real estate taxes and operating costs and adverse changes in real estate zoning, health, safety, environmental and other laws and regulations, could cause actual results to differ materially from the forward-looking statements.

Item 1.  Business

Essex Hospitality Associates IV L.P., a New York limited partnership, was formed on August 30, 1995 (the "Partnership") to purchase, lease or sublease undeveloped land and construct and operate a series of hotels thereon. Since its formation, the Partnership has been involved in raising capital and the acquisition and construction of properties. The Partnership has identified the Courtyard by Marriott, Fairfield Inn by Marriott, Hampton Inn, Homewood Suites, Hampton Inn & Suites, or Microtel Inn as possible hotel franchises under which to construct and operate the hotels. The General Partner may, however, identify other hotel franchises for construction and operation. The hotels will be operated pursuant to franchises or licenses to be obtained from the Franchisors of such hotels. The Partnership has also acquired a limited partnership interest in Essex Glenmaura L.P., (AEssex Glenmaura@) a New York limited partnership formed to acquire land, construct, own and operate a Courtyard by Marriott in the Borough of Moosic, near the City of Scranton, Pennsylvania.

The General Partner of the Partnership is Essex Partners Inc., a New York corporation (the "General Partner"). The Partnership acquired a 2.28 acre site outside Cleveland, Ohio in December, 1995 and began construction of a 100 room Hampton Inn in the fall of 1996. The hotel is expected to open in mid-summer 1997. The Partnership also acquired a 2.54 acre site in Warwick, Rhode Island in December, 1995, for a 80-92 room Homewood Suites. However, during 1996, the project was delayed as the Partnership learned that additional new hotels are planned for the area which would be directly competitive with the Partnership's hotel. Therefore, the Partnership is reviewing the market for the Warwick area to determine if the market exists to support the additional hotel rooms before proceeding with construction. Additional capital will be necessary before construction of any hotels can be completed and operations can commence.

The Partnership's registration statement for a public offering of subordinated notes (the "Subordinated Notes"), mortgage notes (the "Mortgage Notes") and limited partnership units (the "Units") was declared effective on November 24, 1995 (the "Public Offering"). As of March 27, 1997, gross offering proceeds of $7,095,000 were closed into the Partnership, representing $4,920,000 in Subordinated Notes and $2,175,000 in Units. The Partnership is not currently offering and selling the Mortgage Notes, and does not anticipate offering and selling such notes unless the Partnership is unable to secure external financing. The ratio of equity to total proceeds is .31 to 1.

In 1996, the Partnership acquired a 12.5 unit limited partnership interest in Essex Glenmaura, for $100,000 per unit for a total investment of $1,250,000, an equity interest of 54%. The Partnership's consolidated financial statements include the accounts of the Partnership and Essex Glenmaura. All significant intercompany transactions and balances have been eliminated in consolidation. The general partner of Essex Glenmaura is the General Partner. Essex Glenmaura built a 120-room, three story Courtyard by Marriott hotel in the Glenmaura Corporate Center in the Borough of Moosic, Pennsylvania, just southeast of the City of Scranton. The hotel was completed and opened in September, 1996. The hotel is operated under a Courtyard by Marriott franchise, and has a restaurant and lounge, meeting room, indoor pool and spa, and exercise room.

Description of the Hotel Concepts

The General Partner believes good investment opportunities exist in the extended stay and limited service segments of the lodging industry. The extended stay segment of the lodging market is one of the fastest growing in the lodging industry. The Homewood Suites hotel is one of the premier extended stay hotel chains. Demand for quality limited service properties is growing as more business and leisure travelers seek to maximize value from their travel budgets. In addition, because they offer few amenities, these properties are less expensive to build and to operate. Microtel hotels, while a relatively new concept, have demonstrated solid operating performance by offering comfortable lodging at rates below much of its competition. Courtyard by Marriott, Fairfield Inn by Marriott, and Hampton Inn hotels are more established chains and have been successfully targeting the economy to moderate sectors of the limited service market. Hampton Inn & Suites hotel is a unique blend of the limited service and extended stay hotel, combining the best and most flexible features of both.

The Homewood Suites hotel is oriented toward the business travel market. Homewood Suites hotels are designed for business travelers who are away from home for several consecutive nights as a result of corporate relocation, field assignments or training programs. Each Homewood Suites hotel features a unique "community concept" with a complex of residential style suites built around landscaped gardens and a central hospitality center. Each apartment-style suite features separate sleeping and living areas, as well as fully equipped kitchens.

The Hampton Inn & Suites hotel is an extended stay, all-suite hotel oriented toward both the business and the leisure travel markets. Hampton Inn & Suites hotels offer the best features of the limited service hotels and extended stay hotels at a moderate price. Each Hampton Inn & Suites hotel combines standard guest rooms with a large block of two-room suites at moderate prices.

The Hampton Inn hotel is a high quality hotel with limited amenities and moderate prices. Hampton Inn hotels are located in high-visibility, high traffic areas, usually near full-service restaurants. Hampton Inn hotels are designed to maintain affordability by offering a superior product with those select services most valued by travelers, but without the extraneous amenities, such as full-service restaurants and room service, that can inflate prices. Hampton Inn hotels are designed primarily to accommodate business travelers with limited expense accounts, non-destination business and leisure travelers and value-conscious vacationers. Most Hampton Inn hotels offer a lobby/breakfast area, small meeting rooms, a swimming pool, and a selection of room types. The selected services offered by Hampton Inn hotels include a free, self-serve continental breakfast in the lobby, free local telephone calls, frequent travelers' discount programs, and an unconditional 100% Satisfaction Guarantee. A toll-free number provides access to a nationwide reservation system. Started in 1984, there were over 600 Hampton Inn hotels open and operating throughout the United States at the end of 1996.

Courtyard by Marriott hotel is considered one of the strongest affiliations in the upper mid-market segment of the lodging industry. Courtyard by Marriott hotels are designed to offer consistently superior lodging at a moderate price with an appealing, friendly, residential character. Courtyard by Marriott hotels are typically found in suburban markets near metropolitan cities, near industrial parks, airports, malls and entertainment attractions. Courtyard by Marriott hotels feature high quality rooms supported by services tailored to meet the needs of frequent business and pleasure travelers. Typical features of Courtyard by Marriott hotels include meeting rooms, a restaurant and lounge, a swimming pool, exercise room, and complimentary coffee in each guest room.

Fairfield Inn by Marriott hotel is an economy lodging facility providing business and pleasure travelers with high quality lodging at an economical price. Fairfield Inn by Marriott hotels offer those services and amenities most valued by travelers at moderate prices. Typical features of Fairfield Inn by Marriott hotels include a swimming pool, complimentary continental breakfast each morning, free local phone calls, a fax machine, a copier, vending machines, and smoking and non-smoking rooms. Some hotels offer meeting rooms.

The Microtel Inn hotel offers downsized rooms with higher quality furnishings at rates below those available at competing national lodging chains. The growth strategy for Microtel Inn hotels is to locate in areas where other budget hotels are operating successfully, typically along major highways, and to compete primarily on the basis of price. Single rooms are generally priced at 15% to 25% below that of most other budget hotel chains. The rate is economically feasible since the standardized, compact design of Microtel hotels and the elimination of nonessential amenities, such as swimming pools, restaurants and large lobbies, results in reduced construction, operating and overhead costs.

Franchise Agreements

The following is a summary of some of the principal terms of franchise agreements currently being used by the franchisors of the potential hotel franchises.

Pursuant to each such franchise agreement, the franchisor will provide to the Partnership certain prototype plans and specifications, operations manuals and consulting and advisory services in connection with the construction and operation of the hotel. The Partnership is also granted a license during the term of such franchise agreement to use the service marks designated by the franchisor. None of such franchise agreements grant to the Partnership an exclusive territory.

In addition to initial franchise or license application fees, the Partnership is required to pay continuing monthly royalty fees of between 4% and 6%, and marketing fees of between 2% and 4% of gross room revenues. Such franchise agreements require the Partnership to maintain certain insurance coverage, to meet certain standards of the franchisor with respect to furniture, fixtures, maintenance and repair and to refurbish and upgrade the hotel to conform to the franchisor's then-current standards. Under the current Hampton Inn & Suites, Homewood Suites, and Hampton Inn franchise agreements offered to franchisees, the Partnership is required to pay a software license fee of $3,000 plus $85 per guest room, and monthly maintenance ranging from $200 per month to $400 per month. Under the current Courtyard by Marriott franchise agreement offered to franchisees, the Partnership is required to pay a software license fee of $5,800, plus a monthly maintenance fee of $485. Additionally, Courtyard by Marriott franchisees are required to pay monthly reservation fees equal to 1.25% of gross room revenues plus $2.90 for each reservation confirmed by the hotel, and a communication support fee of the lesser of $4.5 per room or $785 per month. The current Fairfield Inn by Marriott franchise agreement would require the Partnership to pay a software license fee, plus a monthly maintenance fee. In addition, Fairfield Inn by Marriott franchisees are required to pay monthly reservation fees equal to 1% of gross room revenues plus $2.45 for each reservation confirmed. The fees summarized herein are subject to change by the franchisors.

The term of the current Hampton Inn & Suites, Homewood Suites, Hampton Inn, Fairfield Inn by Marriott and Microtel Inn franchise agreements is 20 years, and is not renewable. The term of the current Courtyard by Marriott franchise agreement is 20 years with an option to renew the franchise for an additional 10 years subject to compliance with certain conditions, which include substantial compliance with all of the terms and conditions of the Courtyard by Marriott franchise agreement during the term, satisfaction of all monetary obligations owed to the Franchisor, completion of upgrades to the hotel to conform to the then-current standards and specifications and training of the staff to comply with the then-current training requirements, and payment of a renewal fee equal to 50% of the then-current initial franchise fee. None of such franchise agreements may be voluntarily terminated by the Partnership without incurring substantial liquidated damages, payable in a lump sum equal to the amount of monthly fees paid during the preceding 24 or 36 months.

All rights of the Partnership under such franchise agreements would automatically terminate upon the happening of certain events, which include: (I) bankruptcy, insolvency or dissolution of the Partnership, (ii) execution by a creditor of the Partnership against any asset of the Partnership, (iii) commencement of an action to foreclose a lien or mortgage against any asset of the Partnership or entry of a judgment against the Partnership which is not dismissed within 60 or 90 days, (iv) loss of possession of the hotel by the Partnership, (v) conviction of a felony by the Partnership or any of its principals or the maintenance of false books and records by the Partnership or
(vi) breach of the provisions in the franchise agreement which restrict transfers of interests in the Partnership (including a change in the identity of the General Partner).

Under the franchise agreements, the franchisor has the option to terminate such franchise agreements upon the happening of certain other events, which include:
(I) failing to complete construction of the hotel within a specified period after the commencement of construction; (ii) unauthorized disclosure of the franchisor's proprietary information or the misuse or unauthorized use of the franchisor's trademarks; (iii) failing to pay any monies owed to the franchisor, after receipt of notice and after a reasonable period to cure (which cure period may be between 10 to 30 days);

(iv) ceasing to do business at any hotel location for any reason, including condemnation, fire or other casualty (provided that with the franchisor's approval, which may not be unreasonably withheld, the Partnership shall have a period of 6 months or 24 months in which to reconstruct the hotel in the event that the Partnership was not at fault); and (v) allowing a continued violation of any law, rule, regulation or ordinance to occur for a period of 30 days after receipt of notice.

Upon termination or expiration of such franchise agreements the Partnership would be required to immediately cease using the franchisor's service marks and all confidential methods, procedures and techniques provided by the franchisor and to remove and discontinue using all signs, fixtures, advertising materials, stationery, supplies and other articles which could cause the business to be associated with the franchisor. In addition, if the termination occurs for reasons other than condemnation, the Partnership may be required to pay a termination fee in a lump sum equal to the amount of monthly fees paid during the preceding 24 or 36 months.

The franchisor of Microtel Inn hotels has agreed that Manufacturers and Traders Trust Company, the trustee for the holders of the Mortgage Notes and the Subordinated Notes pursuant to an indenture dated November 1, 1995 (the "Trustee") shall have a period of 30 days after receipt of notice from such franchisor in which to cure any default under the Microtel franchise agreement. Such franchisor has further agreed that a sale of a hotel following foreclosure by the Trustee will not result in a default and termination under the Microtel franchise agreement if certain conditions are satisfied, including the following: (I) all monies owed to the franchisor and affiliates with respect to the hotel must have been paid; (ii) the Partnership must not be in default under any provision of the Microtel franchise agreement; (iii) the Partnership must execute a general release in favor of the franchisor and the transferee must assume the obligations of the Partnership under the franchise agreement; (iv) the transferee must satisfy such franchisor's educational, managerial and business standards; (v) if requested by such franchisor, the transferee must agree to execute such franchisor's then-current franchise agreement at the expiration of the franchise agreement; and (vi) the Partnership must pay a $7,500 transfer fee.

The franchisor of Hampton Inn & Suites, Homewood Suites, Hampton Inn hotels has historically agreed that mortgagees and trustees under indentures shall have a period of 30 days after receipt of notice from such franchisor in which to cure any default under its franchise agreement, and the General Partner believes it will agree in connection with any additional franchise granted to the Partnership. If the Partnership loses possession of the hotel, however, the franchise agreement will be terminated and the hotel may no longer be operated as a Hampton Inn hotel or Homewood Suites hotel unless the Trustee locates a purchaser and the purchaser applies for and obtains a new franchise agreement (and pays a new initial franchise fee) from the franchisor. The effect of this provision may be to cause the Trustee to delay commencement of foreclosure proceedings until such a purchaser can be located.

Generally, the franchise agreements restrict the transfer of any interest in the franchise, the Partnership (including, with respect to Hampton Inn & Suites, Homewood Suites, Hampton Inn and Microtel Inn hotel franchises, the transfer of limited partnership interests) and the General Partner.

Generally, the franchise agreements for Hampton Inn & Suites, Homewood Suites, and Hampton Inn hotel franchises provide that for "publicly-traded equity interests," no consent of the franchisor is required with respect to any transfers of less than a 25% interest in the Partnership unless the transferee owns, or would own after the transfer is completed, an interest in the Partnership of 25% or more. These franchisors have advised the Partnership that, solely for purposes of the franchise agreement, the limited partnership units would be considered "publicly-traded equity interests" since they will have been sold in a large real estate syndication transaction. The current Microtel Inn franchise agreement provides that transfers of more than a 50% equity interest in the Partnership in a single transaction, or transfers of less than a 50% equity interest in a single transaction which has the effect of transferring control in the Partnership, requires the franchisor's prior written consent, which may not be unreasonably withheld.

Generally, the Courtyard by Marriott, Fairfield Inn by Marriott, and Microtel Inn franchise agreements also provide that no sale, transfer, conveyance, mortgage, or other encumbrances may occur with respect to a substantial portion of the assets of the Partnership relating to the hotel (including the hotel and real estate) without the prior written consent of the franchisor, which may not be unreasonably withheld.

Construction of the Hotels

Each of the hotels will be constructed by the Partnership in accordance with plans and specifications provided by the franchisor. It is expected that each hotel will contain between 60 and 150 rooms and will be constructed on a parcel of approximately 1.8 to 3.5 acres, depending on the size of the hotel and the properties available for purchase, lease or sublease by the Partnership. The General Partner estimates that construction of a hotel typically will be completed within six to nine months, depending upon the size and type of hotel and the weather conditions during the construction period. Construction techniques and materials will depend upon the specifications relating to each hotel design and also local building codes. Construction of a Microtel Inn hotel involves a two or three story wood frame construction only. The franchisors of the other potential franchises will typically allow the franchisee to choose between wood frame construction or reinforced concrete with masonry walls for any property not in excess of three stories in height. Hotels in excess of three stories will require reinforced concrete construction with masonry walls although non-load-bearing interior walls may be of frame construction. Estimated construction costs for the potential franchises including estimated land cost range from a low of $29,000 per guest room for a Microtel Inn hotel to as much as $70,000 per guest room for a Homewood Suites hotel. These costs may also vary significantly depending upon the size and type of construction and the specific location of each hotel.

An unaffiliated construction manager will be hired to provide an on-site supervisor who will be responsible for selecting and supervising subcontractors to complete various portions of the construction of the hotels. It is anticipated that the construction manager will enter into a standard A.I.A. contract and receive a competitive fee for its services and may receive additional compensation at stated rates in the event that additional services are requested.

Competition

The operation of hotels is a highly competitive business. Competition in the lodging industry is primarily based on price, location, quality of facilities and overall range of services. Courtyard by Marriott and Hampton Inn hotels compete primarily in the moderately priced, upper-tier of the limited service segment of the lodging industry. Fairfield Inn by Marriott and Microtel Inn hotels compete primarily in the economy sector of the lodging industry. It is expected that any Courtyard by Marriott, Fairfield Inn by Marriott, Hampton Inn, and Microtel Inn hotels constructed by the Partnership will be located in areas that contain other competitive limited service lodging facilities. Microtel Inn hotels generally seek to compete by providing conveniently located, limited service lodging at below market prices. Fairfield Inn by Marriott hotels, which offer more amenities than Microtel Inn hotels, Courtyard by Marriott, and Hampton Inn hotels, with their selected services and amenities, target the moderate to upper tiers of the limited service segment of the lodging industry. Competitors in the overall limited service lodging industry include Days Inn, Comfort Inn, Holiday Inns, LaQuinta, Red Roof Inn, EconoLodge, Super 8, Motel 6 and Travelodge and in addition the potential franchises compete with each other. These national chains have name recognition and operating advantages like reservation systems, and typically have significant financial resources; characteristics shared by Courtyard by Marriott, Fairfield Inn by Marriott, and Hampton Inn hotels, but not by Microtel Inn hotels.

The Homewood Suites hotel will compete primarily in the extended stay segment of the market. This segment is one of the fastest-growing in the lodging industry. According to the franchisor, approximately one-third of all hotel rooms each night are booked to travelers staying five or more consecutive nights. While other all-suite hotels may target the long-stay traveler, most are not specifically designed for extended-stay use. Competitors in the extended stay segment of the lodging market include the full service hotels, and specifically Residence Inn by Marriott and Hawthorne Suites.

Hampton Inn & Suites hotel can expect to encounter competition from all of the above mentioned franchises, as it will compete in both the limited service and extended stay segments of the market.

The hotel industry was negatively impacted by the recession of the early 1990's. Occupancies and rates dropped significantly. According to published reports, occupancies began to improve in 1993. Occupancies and rates continued to increase in 1995, producing the strongest year in five years, but room supply increased at the greatest level since 1991. According to published reports, the supply of limited-service hotels continued to increase in 1996 and exceeded the increase in demand. This produced a decrease in average occupancy. There was not a decrease in revenues for the limited-service hotel segment, however, because t he rates charged by limited-service hotels continued to increase in 1996 such that total revenue increased despite the decrease in occupancy.

Partnership advertising activities are limited to advertising for Essex Glenmaura. Essex Glenmaura has a full-time sales manager, responsible for keeping in touch with current customers and promoting the hotel throughout the community. Essex Glenmaura utilizes print advertising, such as in business journals and in brochures distributed locally. A billboard has been placed on a major interstate highway. Special rates are available for corporate customers with high usage and to members of the Marriott Courtyard Club. Direct mail campaigns are utilized, targeting selected travelers. As with the Microtel Inn hotels, brochures describing the property are distributed locally. Local businesses are visited by both the hotel manager and the sales manager.

The Partnership is not aware that it will have to make any unusual efforts in order to comply with federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Accordingly, it does not believe that any such efforts will have any material effect upon capital expenditures, earnings or the competitive position of the Partnership.

Employees
The operations are limited to the investment in Essex Glenmaura, which has 46 full and part-time employees.

Item 2.  Properties

Property Acquisition -- Solon, Ohio

The Partnership purchased a site in Solon, Ohio, a southeast suburb of Cleveland for $740,000, for the construction of a 100-110 room Hampton Inn & Suites hotel. However, upon receiving construction bids from prospective general contractors, the General Partner concluded that the construction cost of the Hampton Inn & Suites was much higher than expected. Based on its knowledge of the Solon market, the General Partner believes a Hampton Inn can be built and operated successfully. During the summer and fall of 1996, the General Partner revised its architectural plans and obtained the necessary approvals for construction of a 100-room Hampton Inn. The Partnership has a Commitment to Issue a Hampton Inn License Agreement from the Hampton Inn franchisor for the Solon site. The Partnership anticipates that a license agreement will be issued by the Hampton Inn franchisor at the time the hotel opens. Cleveland is located in northeastern Ohio on the shore of Lake Erie. The city and surrounding area are served by an extensive transportation network including highway, water, rail and an international airport. Cleveland is the largest city in Ohio and is located in the Cleveland/Lorain/Elyria MSA. In 1993 the MSA had a population of 2,227,000 of which 1,410,000 resided in Cuyahoga County in which the Cities of Cleveland and Solon are located. The Cleveland economy has rebounded from the smoke stack industry decline of the 1970's. Despite problems which are common to many large urban areas, the Cleveland economy has benefited from a diversified employment base bolstered by the continuing presence of a number of Fortune 500 corporations, including Eaton Industries, American Greetings, Sherwin Williams, Parker Hanefin, NAACO Industries, Ferro Corporation and Standard Products. The unemployment rate of Cuyahoga County was 4.8% in 1996 just below the national average.

The image of Cleveland and its desirability as a place to visit have been enhanced by a series of development and redevelopment projects including the construction of Jacobs Field, the new home of the Cleveland Indians; the redevelopment of The Flats along the Cuyahoga River into a first class entertainment district; the redevelopment of the Terminal Tower/ Tower City Rail Station into The Avenues Shopping Mall which is connected to the recently built Gund Arena, home of the Cleveland Cavaliers; the Rock and Roll Hall of Fame, which opened in 1995; and a number of other projects that are currently underway, including redevelopment of Cleveland's Warehouse District.

Market and Competition. The Solon site is located 14 miles southeast of the city of Cleveland in the City of Solon. Over 700 businesses are located in Solon, comprising over 15 million feet industrial and office space. Solon is the U.S. headquarters for Nestle and the world headquarters for its Stouffers subsidiary, employing over 1,600. Other major employers include Matrix-Essentials, Kennametal, Allen Telecom Group and Keithley Instruments. An area in the southwest portion of Solon has been designated as an urban job and enterprise zone by the State of Ohio. Solon is well-served by a network of major highways. Solon's economy has benefited from two attractions with are located just outside the city. Sea World of Ohio and Geauga Lake Amusement Park, located six miles southeast of the site, are major regional draws.

The Solon site is located in the Solon Commons, which is located just south of Route 43. The Solon Commons is less than 1 mile from US Route 422, which a divided limited access freeway. US Route 422 terminates approximately 2 miles to the west at the junction of Route I-480 and Route I-271 and provides primary access to Solon from Cleveland and other points west. To the east 422 continues as mostly a four-lane highway to Warren, Ohio. The commercial area of Solon is located approximately 1 mile to the east and can be easily accessed by Route 43. Sea World of Ohio and Geauga Lake Amusement Park are located approximately 6 miles to the southeast from the Solon site on Route 43. While Sea World is the dominant attraction, both parks constitute a major regional draw and Route 43 provides the access for a significant number of motorists en route to the parks.

The Solon Commons is a 27 acre mixed use development, designed to service the nearly 2,200 acres of business and industrial park development surrounding the Solon Commons. The Solon Commons currently has a 10 theater movie complex (but is expanding to 16), a food court with four restaurants, a Ground Round Restaurant, a small retail strip center, a Longhorn Steakhouse restaurant, a day care center and a branch bank. Only 300 acres of the 2,200 acres of business and industrial park development surrounding Solon Commons remain undeveloped. In addition to the remaining undeveloped land in the City of Solon itself, a large area of land zoned for industrial and business park development and served by the necessary utilities is located immediately to the south of Solon in Glen Willow less than 2 miles from the Solon Commons.

The Solon site is the only available land currently zoned for a hotel in the City of Solon. The only other hotel currently in Solon is the Days Inn located near the intersection of US Route 422 and Route 91, which is approximately a 2 mile from the Solon Commons. The 137-room Days Inn is an independent 2-story exterior corridor motel which is approximately 17 years old and offers an outdoor pool and no meal service. Renovation of the rooms and refurbishment of the exterior are nearly complete. The majority of the business traveler demand and also those leisure and group travelers seeking better accommodations, migrate to Beachwood, Ohio, which is approximately 6 miles from the Solon Commons. In Beachwood at Chagrin Boulevard and I-271 there are 4 lodging facilities containing an aggregate of 608 rooms with which the Partnership's hotel will be competitive. These lodging facilities consist of a Travelodge, a Radisson Inn, a Holiday Inn, and a Courtyard by Marriott7 hotel. Also located in the same area are a Marriott Hotel and an Embassy Suites Hotel, however, neither of these lodging facilities is expected to compete directly with the Partnership's hotel.

The Solon property is situated on approximately 2.28 acres, owned in fee by the Partnership with no encumbrances.

Property Acquisition --  Warwick, Rhode Island

The Partnership purchased a site in Warwick, Rhode Island in December, 1995 for a 80-92 room Homewood Suites hotel. Warwick is located in the center of Rhode Island just south of the city of Providence. The cost of the property was $640,000. In 1996, the Partnership learned that additional new hotels are planned for the area of the Partnership's site which would be directly competitive with the Partnership's hotel. The Partnership has decided to review the market for the Warwick area again to determine if the market exists to support the additional hotel rooms before proceeding with construction.

The Partnership has received a Commitment to Issue a Homewood Inn License Agreement from the Homewood Inn franchisor for the Warwick site. The Partnership anticipates that a license agreement would be issued by the Homewood Inn franchisor at the time the hotel opens. Route I-95, which runs through the center of Warwick, connects Providence and Warwick to Boston, Massachusetts, which is 55 miles to the north of Warwick, and New York City, New York, which is 175 miles southwest of Warwick. Warwick is also served by excellent rail service and a state airport, the T.F. Green Airport. The T.F. Green Airport is currently in the process of being expanded and is a major factor in the development and growth of Warwick's business and industrial markets. The T.F. Green Airport absorbs some of the excess capacity from Logan Airport in Boston, Massachusetts and much of Warwick's business and industrial development is centralized in the airport area.

The Providence-Warwick Pawtucket Metropolitan Statistical Area ("MSA") is the major metropolitan area in Rhode Island. During the 1980's, the area emerged as a hub of the financial services industry, particularly banking and insurance. This occurred as a natural outgrowth of its location relative to New York City, New York, Boston, Massachusetts, and Hartford, Connecticut. The area also benefits from the presence of Brown University, as well as Providence College, the University of Rhode Island, and Rhode Island School of Design. Major employers in the MSA include Fleet Financial Group, Metropolitan Life Insurance Co., Hasbro, Inc. and Citizens Financial Group, Inc..

As with all of New England, the area felt the impact of the economic downturn in the late 1980's and early 1990's. More recently the economic situation has stabilized.

Market and Competition. The Warwick site is located in Metro Center South, a business park which is located approximately one mile from the intersection of Route 113 and Route I-95. The Warwick site is also visible from the Airport Connector which connects Route I-95 directly into T.F. Green Airport. The area in immediate proximity to the Airport Connector and the T.F. Green Airport, is characterized by a mix of professional office buildings and light industrial facilities. A Residence Inn hotel is located directly across from the Airport Connector in the Metro Center North Business Park.

There are several local restaurants within a 0.75 mile radius of the Warwick site. Rhode Island's major retail area is located approximately two miles from the Warwick site, beginning at the intersection of Route 113 and Route 2. The corridor along Route 2 includes two major shopping malls, numerous other retail enterprises and numerous restaurants including national chain facilities such as TGI Friday's, Applebees, Red Lobster, Chili's and The Olive Garden.

There are five other lodging facilities consisting of in the aggregate of approximately 875 rooms within 0.5 miles of the Warwick site. The lodging facilities include the Residence Inn hotel with 96 suites, which is located just across the Airport Connector from the Warwick site; a 265 room Holiday Inn hotel, which is located close to the intersection of Route 113 and Route I-95; and three lodging facilities located on Post Road, which runs parallel and adjacent to the T.F. Green Airport. There is also: a 207 room Sheraton Tara hotel; an 111 room Radisson hotel; and a 196 room Comfort Inn hotel. The Radisson hotel also serves as an adjunct facility of Johnson and Wales University where students studying hotel management, culinary arts, and the hospitality industry receive hands on experience.

The Warwick property is situated on approximately 2.54 acres, owned in fee by the Partnership with no encumbrances.

Partnership Acquisition --  The Essex Glenmaura Investment

In 1996, the Partnership acquired a 12.5 unit limited partnership interest in Essex Glenmaura for

$100,000 per unit for a total investment of $1,250,000, an equity interest of 54%. Essex Glenmaura owns and operates a 120-room, three story Courtyard by Marriott hotel in the Glenmaura Corporate Center in the Borough of Moosic, Pennsylvania, just southeast of the City of Scranton. The hotel is operated under a Courtyard by Marriott franchise, and has a restaurant and lounge, meeting room, indoor pool and spa, and exercise room.

Description and Financing of the Hotel Project. The total cost of the Courtyard by Marriott hotel project was $8.7 million. Essex Glenmaura funded land acquisition and construction costs, and all related fees and expenses of the Courtyard by Marriott hotel project with $2.3 million of equity, $1.5 million of unsecured notes, and $5 million of permanent mortgage financing.

Essex Glenmaura purchased a 4.5-acre parcel of property. The hotel was constructed in accordance with plans and specifications provided by Marriott International, Inc.; and, it is constructed of reinforced concrete with masonry walls. The property opened in September, 1996.

In addition to the acquisition of the property upon which the Courtyard by Marriott hotel is being constructed, Essex Glenmaura has also acquired an option to purchase approximately 3.1 acres of land adjacent to the hotel property, upon which a second hotel or restaurant may be built. The option expired in December, 1996 but Essex Glenmaura is negotiating with the seller for an extension..

Market and Competition The Scranton/Wilkes-Barre/Hazleton MSA is located in northeastern Pennsylvania and encompasses a four county region, including Lackawanna County. Scranton is the county seat for Lackawanna County. The area is served by four interstate highways and the northeast extension of the Pennsylvania Turnpike, all providing access to major markets in the United States and Canada. Interstate 84 from the east and the Northeast Extension of the Pennsylvania Turnpike from Philadelphia both terminate in the Scranton area. New York City, Philadelphia and Hartford, Connecticut, are less than 2.5 hours away. The Wilkes-Barre/Scranton International Airport is a full service facility which provides scheduled service to the regional hubs of most domestic airline carriers and is located nine miles south of downtown Scranton.

In addition to distribution access to major markets in the northeast, the Scranton area offers a low cost of living, low wage rates and a highly skilled and well-trained work force. Major employers in Lackawanna County with work forces exceeding 1,000 include, Specialty Records Corporation Division of WEA Manufacturing a division of Time Warner Company, Mercy Hospital, Community Medical Center, Allied Services (a not-for-profit health care system and rehabilitation center), Lackawanna County, Pennsylvania State Offices, Thompson Consumer Electronics, Fleet Bank, Technagelas, University of Scranton and the U.S. Government. Some major employment additions include Prudential Asset Management (500 jobs with plans to expand to 800 jobs) and J.C. Penney Telemarketing (425 jobs).

Glenmaura Community The Courtyard by Marriott7 hotel project is located in the 220-acre Glenmaura Corporate Center, which is part of the Glenmaura Community, a new 1,028-acre planned mixed use community development. The Glenmaura Community is located five miles from downtown Scranton on Montage Mountain, just off Exit 51 of Interstate 81, near Montage Mountain Ski Resort and Lackawanna Stadium which is the home of the Philadelphia Phillies triple A affiliate. The Wilkes-Barre/Scranton International Airport is four miles south. At Exit 51, I-81 has a daily count of over 70,000 vehicles. In order to handle the increased activity at this location, the Exit 51 Interchange will be undergoing major improvements which will significantly improve Glenmaura's access on and off I-81.

The Glenmaura Corporate Center, the newest office park in the area, is to contain a mix of office, hotel, restaurant and limited retail space. It will be served by modern utility systems, including fiber optic lines, and backup systems for power and telecommunications. It is expected to attract companies requiring headquarter and back office facilities for credit card and data processing, telemarketing, and accounting functions. Ultimately, the Glenmaura Corporate Center is to include 2 million square feet of office space, in addition to attendant service facilities. The major tenant at this point is Fleet Bank, which occupies a new $33 million, 300,000 square foot facility.

There are seven hotels containing an aggregate of approximately 852 rooms within a 12 mile radius of Glenmaura that are considered to be competitive. These include a 129-room Hampton Inn hotel, which is located approximately 2 mile from the site of the Courtyard by Marriott hotel project and is also accessible by Exit 51 on I-81. There is a 140-room Holiday Inn, as well as a 90-room Day's Inn. Both of these hotels are located less than 5 miles to the north in the Town of Dunmore. In addition, there is a 103-room Victoria Inn, which is located approximately 5 miles to the south in the Town of Pittston and a 148-room Lackawanna Station Hotel which is located approximately 5 miles away in downtown Scranton. Two other lodging facilities are located further to the north in Clarks Summit, which is approximately 12 miles from the Property. They are The Inn at Nichols Village which has 134 rooms and the Ramada Inn which has 108 rooms. With the exception of the Lackawanna Station Hotel, all of these properties can be accessed fairly easily from exits on I-81.

Investment Policies

The Partnership intends to purchase undeveloped land and, depending upon the amount of gross proceeds derived from the Public Offering and from external financing, construct and operate a series of hotels thereon. In addition to owning and operating hotels, the Partnership acquired 12.5 limited partnership units in Essex Glenmaura. The Partnership may also loan certain proceeds from the Public Offering on a secured basis to other partnerships engaged in the business of owning and operating hotels. It is expected that Partnership sites will be chosen based on the result of market feasibility studies and the ability of the Partnership to obtain a suitable franchise for the location. The General Partner will execute a guaranty of completion for each property prior to the start of construction. There are no limitations on the percentage of assets that may be invested in one hotel. The principal investment objectives of the Partnership are to: (I) preserve, protect and return the Partnership's invested capital and to meet debt service requirements; (ii) provide quarterly distributions of available cash to the limited partners in an annual amount which will equal or exceed the cumulative return of 8% specified in the Partnership's Partnership Agreement and (iii) provide appreciation in the market value of the hotels which may be realized through their sale or refinancing. The hotels will be held by the Partnership until the General Partner determines that a sale or other disposition of any or all of the hotels would be advantageous in light of the Partnership's objectives.

The Partnership has and expects to continue to finance its acquisition of hotel sites and construction of hotels, and the provision of financing to other partnerships, through a combination of equity and debt raised from the Public Offering and through external financing obtained from institutional lenders and franchisors or their affiliates, which may be secured by first mortgage liens on the Partnership's real properties. The Partnership intends to first utilize the proceeds from the sale of Subordinated Notes and Units in combination with external financing to pursue such activities. In the event external financing is not available, the Partnership will offer and sell the Mortgage Notes .

The Partnership may offer and sell an principal aggregate amount of up to $10,000,000 of its Mortgage Notes in its Public Offering. The Mortgage Notes require monthly payments of interest only at a fixed rate of between 9.5% and 10.5%. The actual interest rate will be established prior to the issuance of Mortgage Notes. The Mortgage Notes will be due and payable upon maturity on December 31, 2001 unless extended by the Partnership to December 31, 2002, upon payment to the holders thereof, of an extension fee equal to .5% of the principal amount of the Mortgage Notes outstanding. In the event that the Partnership sells or refinances any of the hotels securing the Mortgage Notes, the site and hotel sold or refinanced may be released from the lien of the mortgage securing the Mortgage Notes, and the Partnership will have the right to set aside the net proceeds from such sale or refinance and reinvest the proceeds in additional hotel properties, including the real property and improvements thereon whether owned by the Partnership or third parties; provided, however, that the Partnership may only reinvest the proceeds from the sale or refinancing of any particular hotel once prior to maturity of the Mortgage Notes; and further provided, that the Partnership identify the real property to be acquired or financed with the proceeds within six months of the sale or refinance and reinvest such funds within twelve months from the date such real property is identified (ASubstitute Collateral@). The Mortgage Notes will be secured by a first mortgage on the hotel properties. The Mortgage Notes may be redeemed in whole or in part, at the option of the Partnership, at any time without payment of any premium or penalty, together with accrued interest to the redemption date.

The Partnership's objective is that the ratio of gross offering proceeds from the sale of Subordinated and Mortgage Notes (collectively the "Notes"), plus the principal balance of external financing to the greater of (I) gross offering proceeds from the sale of Notes and Units, or (ii) the aggregate fair market value of the Partnership's hotels and Substitute Collateral plus the Partnership's limited partnership interest in Essex Glenmaura will not be more than .8 to 1.0, but in no event shall be more than .85 to 1.0, and that the ratio of gross offering proceeds from the sale of Mortgage Notes, plus the principal balance of external financing to the greater of (I) gross offering proceeds from the sale of Notes and Units, or (ii) the aggregate fair market value of the Partnership's hotels and Substitute Collateral, plus the Partnership's limited partnership interest in Essex Glenmaura will not be more than .75 to 1.0, but in no event shall be more than .8 to 1.0. This policy can only be changed with an affirmative vote of at least a majority in interest of the Partnership's limited partners.

The funds required to operate the hotels (except for initial working capital, which will be provided through the Public Offering and external financing), are expected to be provided from operations.

Description of Real Estate and Operating Data

Included above is the description of each of the Partnership's specified investments.

As of March 21, 1997, the Partnership raised gross offering proceeds of approximately $7,095,000 from the sale of Subordinated Notes and Units. The proceeds of the public offering have been used by the Partnership to pay offering costs, interest expense on the Subordinated Notes, development of properties and the $1,250,000 investment in Essex Glenmaura. Offering costs to date are approximately $857,000. Interest payments on the Subordinated Notes through February 28, 1997 total $512,000. Costs incurred for the development of the Solon Hampton Inn site totaled approximately $1,100,000 in 1996, and an additional $625,000 to date for 1997. Costs of approximately $665,000 were incurred on the Warwick site in 1996. Since development of the site is currently being postponed until the market study can be updated, very little has been spent on the Warwick site in 1997. Additional financing of approximately $3.5 million must be obtained in order to have sufficient funds to complete construction of the Solon property. In addition, the Partnership expects to complete construction of at least one more property, which will require up to $6.5 million to complete. Although the Partnership is optimistic that the additional funding will be received from the sale of Notes and Units and from external sources, there can be no assurance that the additional funding will be obtained.

It is expected that the Partnership will obtain liability insurance in the amount of $1,000,000 per occurrence upon purchase or sublease of a property. As soon as development of a property is started, builders' risk insurance in the estimated amount of the cost of construction of the building is added by the general contractor. This amount will vary between properties. In the opinion of the Partnership, the properties are adequately insured.

The tax basis and depreciation of the Parnership's assets are presented on the following table. The table presents the total amount of each type of asset owned by the Partnership, classified by approximate purchase date.


Item 3.  Legal Proceedings

NONE


Item 4.  Submission of Matters to a Vote of Security Holders

NONE

Depreciation Table

                         Date                                                                                      Current
                       Placed in    Unadjusted               Basis for   Accumulated            Conven-  MACRS        Year
  Asset Description     Service    Cost or Basis   Bus. %  Depreciation  Depreciation    Method  tion     Class    Depreciation
  ------------------   -------     -------------   ------  ------------  ------------    ------ -------  ------    ------------
BUILDING               09/04/96         4,884,114    100%    4,884,114             0     SL       MM       39            36,582
LAND IMPROVEMENTS      09/04/96           271,348    100%      271,348             0     150DB    HY       15            13,567
EQUIPMENT              09/04/96           693,033    100%      693,033             0     200DB    HY        7            99,034
FURNITURE & FIXTURES   09/04/96           505,002    100%      505,002             0     200DB    HY        7            72,165
COMPUTER EQUIPMENT     09/04/96            38,792    100%       38,792             0     200DB    HY        5             7,758
SIGNS                  09/04/96            43,525    100%       43,525             0     150DB    HY       15             2,176
                                        ---------            ---------                                                  --------
                                        6,435,814            6,435,814             0                                    231,282
                                        =========            =========                                                  ========


Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

There is no established trading market for the Notes and Units and it is not anticipated that any public market will exist for them. In addition, the Partnership Agreement imposes a number of restrictions on the transferability of the Units, including among others, the following: (I) an assignment may only be made effective on the first day of a fiscal quarter of the Partnership; (ii) a purported assignment of a fractional part of a Unit or less than 5 Units will not be permitted or recognized (except in cases of inheritance and family dissolution, and except for assignments of all of a limited partner's units);
(iii) no Units may be assigned if the proposed assignment would, in the opinion of counsel for the Partnership, result in the termination of the Partnership or a reclassification of the Partnership as an association taxable as an association for federal or state tax purposes; (iv) no Units may be assigned unless, in the opinion of counsel for the Partnership, such proposed assignment would not result in the characterization of the Partnership as "publicly traded" under Section 7704 of the Internal Revenue Code (dealing with transfers of 50% or more of the outstanding interests in the Partnership).

Restrictions on the transfer of Notes and Units are also imposed under state securities laws upon the residents of such states, including the requirement of certain states that the suitability standards applied to initial purchasers of the Notes and Units be applied to assignees where the assignment involves residents of such states. In addition, the current franchise agreements for Hampton Inn & Suites, Homewood Suites, and Hampton Inn hotel franchises provide that for "publicly-traded equity interests," no consent of the franchisor is required with respect to any transfers of less than a 25% interest in the Partnership unless the transferee owns, or would own after the transfer is completed, an interest in the Partnership of 25% or more. These franchisors have advised the Partnership that, solely for purposes of the franchise agreement, the Units would be considered "publicly-traded equity interests" since they will have been sold in a large real estate syndication transaction. The current Microtel franchise agreement provides that transfers of more than a 50% equity interest in the Partnership in a single transaction, or transfers of less than a 50% equity interest in a single transaction which has the effect of transferring control in the Partnership, requires the Franchisor's prior written consent, which may not be unreasonably withheld.

As of the date of this filing, there are 183 limited partners owning 2,260 Units. The limited partners received distributions of $112,500 as of the date of this filing. The Notes prohibit the Partnership from making distributions (I) at any time when an event of default has occurred and is continuing or (ii) unless it has established an adequate reserve to pay any amounts payable under the Notes during the month in which the proposed distribution is to occur.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The Partnership was formed on August 30, 1995. Since its formation, the Partnership has been involved in raising capital pursuant to the Public Offering, and the acquisition and construction of properties. In 1995, the Partnership purchased two sites, a site in Solon, Ohio and a site in Warwick, Rhode Island. The Partnership began construction of a 100-room Hampton Inn hotel on the site in Solon, Ohio in the fall of 1996 which is expected to open in mid-summer, 1997. The Partnership had originally intended to build a Hampton Inn & Suites in Solon, however, the construction cost of the Hampton Inn & Suites was much higher than expected. Based on its knowledge of the Solon market, the General Partner believed a Hampton Inn could be built and operated more successfully. The General Partner secured approval from the Hampton Inn franchisor to change brand designations. The Solon property is expected to cost about $7,300,000, including the cost of the land, cost of construction, cost of furnishings, construction period interest, financing costs (debt and equity) and all soft costs such as architectural costs, engineering, franchise fee and working capital. The General Partner is in the process of securing external first mortgage financing for the Solon property.

The Partnership intended to build a 80-92 room Homewood Suites hotel at the Warwick site. During 1996, the project was delayed. The Partnership learned that additional new hotels are planned for the area of the Partnership's site which would be directly competitive with the Partnership's hotel. The Partnership is reviewing the market for the Warwick area to determine if the market exists to support the additional hotel rooms before proceeding with construction. The Partnership expects to have the results of the market study within the next two months, and will be determining whether to proceed with the Warwick Homewood Suites by the end of the second quarter. If the Warwick site is not developed, the General Partner will refund the $110,000 acquisition fee previously earned and paid upon the acquisition of the site. If the Partnership decides not to construct the Homewood Suites in Warwick, the Partnership intends to sell the Warwick site and specify at least one more site for development by the Partnership. The General Partner has been investigating other possible hotel sites and feels confident that another suitable site will be available for development by the Partnership.

The Partnership does not have sufficient funds to complete construction of any property at this time. The timing of construction is at the discretion of the Partnership. If the Partnership does not have sufficient financing, construction of a property will be delayed until the financing is assured.

In 1996, the Partnership also purchased a 12.5 unit limited partnership interest in Essex Glenmaura for $1,250,000 ($100,000 per unit), for an equity interest of 54%. Essex Glenmaura built a 120-room, three story Courtyard by Marriott7 hotel outside of Scranton, Pennsylvania. The Essex Glenmaura property opened in September, 1996. For the last four months of 1996, average occupancy was 43%, with an average daily rate of $65.00 The property has been in its ramp-up phase of operations since opening. Typically, a new hotel needs from several months to two years to establish itself in a market and build a customer base. Occupancies are lower during the ramp-up phase until visitors to the community become familiar with the hotel. The Courtyard should benefit from the Marriott central reservation system, which will direct Courtyard customers looking for lodging in the Scranton/Wilkes-Barre area to the Essex Glenmaura hotel. Occupancy has increased since the end of the year, with average occupancy for 1997 through March 17, 1997 at 58%. The General Partner expects that Glenmaura will achieve an average occupancy of over 60% for all 1997, with an average daily rate of just over $70.00.

In 1996, consolidated total assets of the Partnership increased $10,300,000. The increase was caused by several factors. Net investment in real estate increased $7,800,000, $7,500,000 of which was from the construction of the Courtyard by Marriott hotel by Essex Glenmaura, and the additional $300,000 from development activities by the Partnership. Cash and cash equivalents increased $1,900,000 from proceeds of the Partnership's offering of Subordinated Notes and Units. Debt issuance costs increased $489,000, $295,000 from costs incurred in the Partnership's offering of Subordinated Notes, and $194,000 of costs associated with obtaining the financing for the Essex Glenmaura property. Partnership consolidated liabilities increased $10,000,000, for several reasons. Subordinated Notes payable increased $3,200,000 from the issuance of Subordinated Notes payable in the Partnership's offering. Notes payable increased $1,500,000, representing the notes payable issued by Essex Glenmaura. The construction loan payable of $4,300,000 represents construction financing on the Courtyard by Marriott hotel, which was replaced by $5,000,000 of permanent first mortgage financing in February, 1997. Accounts payable increased $440,000, primarily from outstanding construction invoices. Since most construction activities commenced in 1996, the accounts payable at the end of 1995 was much smaller. As Essex Glenmaura is consolidated with the Partnership, the $640,000 minority interest of Essex Glenmaura is presented in the liability section of the balance sheet. Partners' equity increased $287,000 in 1996 from proceeds of the Partnership's public offering of limited partnership units, net of syndication costs and partners' notes, and from the consolidation of the Partnership's interest in Essex Glenmaura L.P.. In 1996, $1,500,000 of Units were issued, which is offset by a decrease of $70,000 in limited partners' notes, syndication costs of $170,000 and $114,000 of partner distributions. The consolidated net loss for the Partnership for 1996 of $867,000 also decreased partners' equity.

The Partnership incurred a consolidated net loss of $867,000 in 1996. The primary revenue source was rooms revenue of $394,000 from Essex Glenmaura, which is the only hotel in operation in 1996. Expenses in 1996, before interest and depreciation, totaled $886,000, for a loss from operations before interest, depreciation and amortization of $403,000.

Essex Glenmaura incurred significant expenses prior to opening the hotel due to unanticipated construction delays. The hotel was originally anticipated to open in July, 1996. Employees were hired and activities planned anticipating the opening in July. With the two month delay in opening, payroll costs of over $140,000 were incurred prior to opening. In total, costs of over $300,000 were incurred by Essex Glenmaura prior to opening the hotel in September. Expenses are also higher in the first few months of operation of a hotel as the employees are trained. Payroll costs and supplies expenses will be higher during the employees learning period. Although the employees were hired in July, they were not able to perform their normal duties until the hotel opened in September.

The Partnership's consolidated interest expense, net of interest income was $475,000, representing interest incurred by Essex Glenmaura after opening in September, and interest on the proceeds from the Subordinated Notes which were not used for construction in 1996. Interest on debt proceeds, primarily from the construction loan used in construction in 1996 was capitalized. Depreciation and amortization expenses totaled $346,000, for a net loss of $1,223,000 before allocating $357,000 of the net loss to the minority interest in Essex Glenmaura. The consolidated net loss for the Partnership was $867,000. With the Courtyard open for all of 1997, and the Solon Hampton Inn opening around the middle of 1997, 1997 revenues are expected to increase by 500% over 1996. Significant cash flow from operations is expected to be generated in 1997 as well.

In 1995, total assets increased $2,395,000 from inception in August, 1995 to December 31, 1995. Assets at December 31, 1995 included $1,400,000 of real estate investments, primarily from the acquisition of sites for future hotels, the payment of $250,000 of debt issuance costs and cash of $630,000. Liabilities increased $1,960,000, primarily from the issuance of $1,744,000 of Subordinated Notes. Partners equity increased $431,000, representing limited partner equity of $651,000, net of $137,000 in syndication costs and $89,000 in notes receivable from partners.

Good investment opportunities exist in the extended stay and limited service segments of the lodging industry. The extended stay and limited service segments of the lodging industry have experienced significant growth in recent years as a greater number of business persons require lodging facilities to stay away from home for extended periods of time and as more business and leisure travelers seek to maximize value. The continued success of the lodging industry will depend upon, among other things, the continued demand for lodging facilities by both business and leisure travelers, which demand is affected by general economic conditions, including, costs of labor and materials, unemployment, inflation and interest rates. In addition to, but directly affected by, economic trends, is the availability of financing on favorable terms for the construction and operation of hotels. In recent years a limited number of institutional lenders have been more willing to provide financing for hotel construction and operations, and franchisors or their affiliates have established financing programs for construction and operation of the franchisors' particular hotels.

In addition to these industry considerations, the success of the Partnership's hotels will depend upon the hotel franchises developed and operated by the Partnership, as well as the location of the hotels. The Partnership intends to finance the cost of acquiring undeveloped properties and constructing and operating hotels thereon through a combination of offering proceeds and institutional financing;, including financing from franchisors or their affiliates. At this time, the Partnership is pursuing institutional first mortgage financing for the Solon property. If institutional financing is not available for the property, construction will be delayed until sufficient mortgage financing is raised through the Public Offering.

Partnership cash distributions will initially be made 99% to the limited partners and 1% to the General Partner until the limited partners receive an aggregate cumulative return of 8% on their contribution. Thereafter, additional distributions may be made 80% to the limited partners and 20% to the General Partner. Distributions of the net proceeds of sale or refinancing of any or all of the hotels will be made 99% to the limited partners until they have received a return of their capital investment ($1,000 per Unit) plus their aggregate cumulative return and 1% to the General Partner. Additional distributions will be made 80% to the limited partners and 20% to the General Partner.

For further information on the properties, please refer to Part I, Item 1. Properties.

The Partnership is currently offering Subordinated Notes and Units for sale to investors pursuant to its Prospectus dated November 24, 1995. Through March 21, 1997, $7,095,000 has been raised. The Partnership may offer Mortgage Notes to investors pursuant to the Prospectus. Gross offering proceeds of up to $21,000,000 may be raised through the Public Offering.

Item 7. Financial Statements

The following Partnership financial statements are filed as part of this Report:

        Consolidated Balance Sheets at December 31, 1996 and 1995 Consolidated Statements of Changes in Partners' Capital for the year ended December 31, 1996 and for the period from August 30, 1995 (Date of Inception) through December 31, 1995
        Consolidated Statements of Cash Flows for the year ended December 31, 1996 and for the period from August 30, 1995 (Date of Inception) through December 31, 1995
        Notes to Consolidated Financial Statements
        Independent Auditors' Report

The following General Partner financial statements are filed as part of this
Report:

        Balance Sheets at December 31, 1996 and 1995
        Statements of Income and Changes in Retained Earnings for the years ended December 31, 1996 and 1995
        Statements of Cash Flows for the years ended December 31, 1996 and 1995 Notes to Financial Statements
        Independent Auditors' Report


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NONE

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

                        Consolidated Financial Statements

                           December 31, 1996 and 1995

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The Partners
Essex Hospitality Associates IV L.P.:


We have audited the accompanying consolidated balance sheets of Essex Hospitality Associates IV L.P. (a New York limited partnership) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital and cash flows for the year ended December 31, 1996 and for the period from August 30, 1995 (date of inception) through December 31, 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Hospitality Associates IV L.P. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996 and for the period from August 30, 1995 (date of inception) through December 31, 1995, in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP

Rochester, New York
March 17, 1996

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995

           Assets                                      1996        1995
           ------                                      ----        ----

Investment in real estate, at cost:
   Land                                             $ 2,492,195  1,400,435
   Land improvements                                    271,348       -
   Buildings                                          4,961,102       -
   Furniture, fixtures and equipment                  1,280,352       -
   Construction in progress                             469,487     26,250
                                                      9,474,484  1,426,685
   Less accumulated depreciation                        231,420       -
                                                    -----------  ---------

          Net investment in real estate               9,243,064  1,426,685

Cash and cash equivalents                             2,515,685    628,864
Due from affiliates                                      81,500       -
Other assets                                            147,512      5,153
                                                    -----------  ---------

Deferred costs:
   Debt issuance                                        743,075    253,841
   Franchise fees                                       128,000     80,000
                                                    -----------  ---------
                                                        871,075    333,841
   Less accumulated amortization                        191,324       -
                                                    -----------  ---------

          Net deferred costs                            679,751    333,841
                                                    -----------  ---------

                                                    $12,667,512  2,394,543
                                                    ===========  =========

Liabilities and Partners' Capital

Liabilities:
   Accounts payable - construction                  $   335,914    155,400
   Other accounts payable and accrued expenses          258,724       -
   Due to affiliate                                        -       64,495
   Construction loan payable                          4,294,243       -
   Notes payable                                      1,500,000       -
   Subordinated notes payable                         4,920,000  1,744,000
                                                     ----------  ---------

          Total liabilities                          11,950,249  1,963,895
                                                     ----------  ---------

Minority interest in partnership                        641,368       -
                                                    -----------  ---------

Commitments and contingencies (notes 4 and 5)

Partners' capital                                       882,514    519,895
    Less notes receivable from partners                 165,251     89,247
                                                    -----------  ---------

          Net partners' capital                         717,263    430,648
                                                    -----------  ---------

                                                    $12,667,512  2,394,543
                                                    ===========  =========

See accompanying notes to consolidated financial statements

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

                      Consolidated Statements of Operations

                        Year ended December 31, 1996 and
    period from August 30, 1995 (date of inception) through December 31, 1995



                                                                 1996       1995
                                                                 ----       ----
Revenue:
   Rooms                                                     $   394,134      -
   Food and beverage                                              54,048      -
   Telephone and other commissions                                34,880      -
                                                             -----------   -------

                                                                 483,062      -
                                                             -----------   -------

Operating expenses:
   Rooms                                                         249,766      -
   Administrative                                                155,429      -
   Food and beverage                                             128,541      -
   Marketing                                                      89,240      -
   Repairs and maintenance                                        82,573      -
   Utilities                                                      28,822      -
   Management fees to affiliate                                   25,338      -
   Telephone and other commissions                                19,869      -
   Royalty fees                                                   15,766      -
   Insurance                                                      12,058      -
   Property taxes                                                  6,569      -
   Miscellaneous                                                  72,214      -
                                                             -----------   -------

                                                                 886,185      -
                                                             -----------   -------

         Loss from operations before interest, depreciation
            and amortization                                    (403,123)     -

Interest:
   Income                                                         74,202      -
   Expense                                                      (548,788)     -
Depreciation and amortization                                   (345,756)
                                                             -----------   -------

         Loss before minority interest in loss of
            partnership                                       (1,223,465)     -

Minority interest in loss of partnership                         356,524      -
                                                             -----------   -------

         Net loss                                            $  (866,941)     -
                                                             ===========   =======

See accompanying notes to consolidated financial statements.

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

             Consolidated Statements of Changes in Partners' Capital

                   Year Ended December 31, 1996 and Period for
          August 30, 1995 (date of inception) through December 31, 1995

                                                                                  Net
                                       Partners' Capital            Notes      Partners'
                               General     Limited       Total    Receivable    Capital
                               -------     -------       -----    ----------   ---------

Balance at August 30, 1995
   (date of inception)       $     -            -            -          -           -

Capital contributions            6,574      650,898      657,472    (89,247)     568,225

Syndication costs                  -       (137,477)    (137,477)       -       (137,477)

Return of original limited
   partners contribution           -           (100)        (100)       -           (100)
                              ----------   --------   ----------   --------   ----------

Balance at December 31, 1995     6,574      513,321      519,895    (89,247)     430,648

Capital contributions           15,120    1,496,830    1,511,950    (76,004)   1,435,946

Syndication costs                  -       (168,799)    (168,799)       -       (168,799)

Distributions to partners       (1,136)    (112,455)    (113,591)       -       (113,591)

Net loss                        (8,669)    (858,272)    (866,941)       -       (866,941)
                              ----------   --------   ----------   --------   ----------

Balance at December 31, 1996  $ 11,889      870,625      882,514   (165,251)     717,263
                              ========   ==========   ==========   ========   ==========


See accompanying notes to consolidated financial statements.

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

                      Consolidated Statements of Cash Flows

                        Year ended December 31, 1996 and
    period from August 30, 1995 (date of inception) through December 31, 1995

                                                                 1996        1995
                                                                 ----        ----
Cash flows from investing activities:
   Cash received from customers                              $   444,876          -
   Cash paid to suppliers and employees                         (717,237)         -
   Interest received                                              55,016          -
   Interest paid                                                (519,717)         -
                                                             -----------   ----------

                     Net cash used in operating
                         activities                             (737,062)
                                                             -----------   ----------

Cash flows used in investing activities:
   Investment in real estate                                  (6,094,996)  (1,276,438)
   Cash acquired with acquisition of controlling interest
      in partnership                                             248,522          -
   Other assets - deposits                                       (34,528)         -
   Franchise fees paid                                               -        (80,000)
                                                             -----------   ----------

                     Net cash used in investing activities    (5,881,002)  (1,356,438)
                                                             -----------   ----------

Cash flows from financing activities:
   Proceeds from construction loan                             4,294,243          -
   Proceeds from issuance of subordinated notes payable        3,176,000    1,744,000
   Debt issuance costs                                          (418,800)    (192,737)
   Proceeds from offering of limited partnership units         1,435,946      568,225
   Proceeds from offering of subsidiary limited partnership
      units, net                                                 303,277          -
   Syndication costs                                            (172,190)    (134,086)
   Distributions to partners                                    (113,591)         -
   Return of original partner's contribution                         -           (100)
                                                             -----------   ----------

                  Net cash provided by financing activities    8,504,885    1,985,302
                                                             -----------   ----------

                  Net increase in cash and cash
                         equivalents                           1,886,821      628,864

Cash and cash equivalents - beginning of period                  628,864          -
                                                             -----------   ----------

Cash and cash equivalents - end of period                    $ 2,515,685      628,864
                                                             ===========   ==========


                                                                     (Continued)

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

                For the Years ended December 31, 1996 and period from August 30, 1995 (date of inception) through December 31, 1995


                                                                 1996        1995
                                                                 ----        ----
Reconciliation of net income to net cash used in
   operating activities:
      Net loss                                                 $  (866,941)      -
      Adjustments to reconcile net loss to net
         cash used in operating activities:
            Depreciation and amortization                          345,756       -
            Minority interest in net loss of partnership          (356,524)      -
            Change in:
               Other assets                                        (72,896)      -
               Accounts payable and accrued expenses               213,543       -
                                                               -----------   -------

                 Net cash used in operating
                     activities                                $  (737,062)      -
                                                               ===========   =======

Supplemental schedule of noncash investing and financing
   activities:
       Net assets acquired with acquisition of controlling
          interest in partnership:
              Investment in real estate                        $ 2,243,340       -
              Cash                                               1,498,522       -
              Deferred costs and other assets                      518,749       -
              Debt                                              (1,500,000)      -
              Other liabilities                                   (493,497)      -
              Minority interest                                $(1,017,114)      -
                                                               ===========   =======

       Obligations incurred in connection with construction
          in progress                                          $   180,514   150,247
                                                               ===========   =======

       Debt issuance and syndication costs due to affiliate $          -      64,495
                                                               ===========   =======

       Notes received from general and limited partners        $    76,004    89,247
                                                               ===========   =======


See accompanying notes to consolidated financial statements.

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


(1)  Organization

     Essex Hospitality Associates IV L.P. (the Partnership) is a New York limited partnership formed on August 30, 1995 for the purpose of acquiring land and constructing, owning and operating a series of hotels. The Partnership may also invest in and lend funds to other partnerships that own hotels. The Partnership is financing its activities through a public offering of notes and limited partnership units. The Partnership's general partner is Essex Partners Inc. (Essex Partners), a subsidiary of Essex Investment Group, Inc. (Essex).

     The Partnership has acquired land in order to construct and operate hotels. In December 1995, land was purchased in Solon, Ohio and Warwick, Rhode Island in anticipation of the construction of a Hampton Inn and Suites hotel and a Homewood Suites hotel, respectively. Construction was delayed at both sites as a result of higher than projected construction costs and change in market conditions. The Solon site is now under construction for a Hampton Inn hotel while plans for the Warwick site have not yet been resolved.

     In January 1996, the Partnership acquired a 54% limited partnership interest in Essex Glenmaura L.P. (Glenmaura) through the purchase of 12.5 limited partnership units for $1,250,000. The purchase price was equal to the prorata portion of the fair value of the net assets acquired. Glenmaura owns and operates a Courtyard by Marriott hotel near Scranton, Pennsylvania. Construction of the hotel was completed during 1996 and operations began on September 4, 1996.

     A general description of the allocation of Partnership income, loss, and distributions follows. For a more comprehensive description see the Partnership Agreement.

          Allocations of income from operations will be allocated 99% to the limited partners and 1% to the general partner until the amount allocated to the limited partners equals the cumulative annual return of 8% of their contribution. Any remaining income from operations is allocated 80% to the limited partners and 20% to the general partner. Income on the sale of any or all of the hotels is allocated 99% to the limited partners until each limited partner has been allocated income in an amount equal to his or her pro rata share of the nondeductible syndication expenses and sales commissions and 1% to the general partner. Thereafter, income on the sale of any or all the hotels is allocated in the same manner as income from operations.


                                          1                          (Continued)

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

                          Notes to Financial Statements


(1)  Organization (continued)

          Allocations of losses from operations will be allocated 80% to the limited partners and 20% to the general partner in the amounts sufficient to offset all income which was allocated 80% to the limited partners. Thereafter, operating losses are allocated 99% to the limited partners and 1% to the general partner. Loss on the sale of any or all of the hotels will be first allocated in the same manner as losses from operations, except that the allocation of such loss would be made prior to allocations of income from operations. All other losses are allocated 99% to the limited partners and 1% to the general partner.

          Cash distributions will initially be made 99% to the limited partners and 1% to the general partner. After the limited partners have received a cumulative annual return of 8% of their contribution, additional distributions may then be made 80% to the limited partners and 20% to the general partner. Distributions of the net proceeds of sale or refinancing of any or all hotels will be made 1% to the general partner and 99% to the limited partners pro rata in accordance with the number of units held by each limited partner until the limited partners have received distributions from sale or refinance of hotels equal to $1,000 per unit. Thereafter, distributions shall next be made 1% to the general partner and 99% to the limited partners until each limited partner has received any unpaid cumulative return accrued through the date of the distribution. Additional distributions will then be made 20% to the general partner and 80% to the limited partners.

     Essex Partners and its affiliates are receiving substantial fees in connection with the offering of notes and limited partnership units. Additional fees will be paid to them in connection with the acquisition, development and operation of the hotels and management of the Partnership (see note 5).

     In accordance with the Partnership agreement, the ratio of gross proceeds from the offering of limited partnership units to total gross proceeds from the public offering of notes and limited partnership units prior to the termination of the offering may not be less than .15 to 1. At December 31, 1996, that ratio was .31 to 1.

(2)  Summary of Significant Accounting Policies

     Basis of Accounting

     The financial statements of the Partnership were prepared on the accrual basis of accounting in conformity with generally accepted accounting principles.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Partnership and Glenmaura. All significant intercompany transactions and balances have been eliminated in consolidation.


                                          2                         (Continued)

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

                          Notes to Financial Statements


(2)  Summary of Significant Accounting Policies (continued)

     Investment in Real Estate

     Investment in real estate is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as each hotel commences operations.

     Cash and Cash Equivalents

     Cash investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.

     Deferred Costs

     Costs of issuing the subordinated notes payable are being amortized on a straight-line basis over the term of the notes.

     Franchise fees paid for the right to own and operate the hotels will be amortized on a straight-line basis over the term of each franchise agreement, as each hotel commences operations.

     Syndication Costs

     Selling commissions and legal, accounting, printing and other filing costs totaling $306,276 related to the offering of the limited partnership units were charged against the proceeds of the public offering.

     Income Taxes

     No provision for income taxes has been provided since any liability is the individual responsibility of the partners.

     Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires the managing general partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

(3)  Debt

     Construction Loan

     Glenmaura received construction financing from a bank in the amount of $4,500,000, of which $4,294,243 has been drawn as of December 31, 1996. The term is for twelve months and requires monthly payments of interest only at a rate of 2.5% over the LIBOR rate (7.875% at December 31, 1996). The loan is guaranteed by Essex Partners and collateralized by the related hotel property. Additionally, covenants require minimum net worth and limit distributions.

                                          3                          (Continued)

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

                          Notes to Financial Statements


(3)  Debt (continued)

     Construction Loan (continued)

     On February 28, 1997, Glenmaura obtained permanent financing from GMAC Corporation for $5,000,000, the proceeds of which were used to repay the construction loan. The term of the loan will be for four years with a one year extension available if certain debt service coverage is attained. Monthly payments of interest only will be due at 3% over the LIBOR rate for the first year. Principal and interest payments are due thereafter. The commitment fee is $50,000 (1% of the loan proceeds) with 50% of the fee due upon acceptance of the commitment. The additional 50% is payable at closing. The loan will be collateralized by the real and personal property and certain other assets.

     Notes Payable

     Glenmaura has $1,500,000 of unsecured notes requiring monthly payments of interest only at 10.5% through June 1, 1998, at which time all principal will be due unless Glenmaura exercises its two one-year extensions at extension fees ranging from one-half to one percent. Glenmaura also has the right to prepay the notes at face value. Essex Partners guarantees payment of principal and interest on the notes.

     Subordinated Notes Payable

     Subordinated notes payable of the Partnership of $4,920,000 bear interest at a rate of 10.5% per annum, payable monthly, and mature December_31, 2001, unless extended by the Partnership to December_31, 2002 upon payment of an extension fee equal to .5% of the principal amount of the notes outstanding. The notes are issued as unsecured obligations of the Partnership.

     In 1996, interest of $193,354, was capitalized in investments in real estate as the notes were used to finance construction of the hotels. No interest was capitalized in 1995.

                                          4                          (Continued)

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

                          Notes to Financial Statements


(4)  Franchise Fees

     In 1995, the Partnership entered into license agreements with Promus Corporation (Promus) to operate a Homewood Suites hotel in Warwick, Rhode Island and a Hampton Inn and Suites hotel in Solon, Ohio site. An initial franchise fee of $40,000 was paid for each hotel. In addition, for each hotel, the Partnership will be required to pay Promus a monthly royalty fee of 4% of gross rooms revenues, a monthly marketing/reservation fee of 4% of gross rooms revenue, an initial software license fee of $3,000 plus $85 per guest room with a monthly maintenance charge of $200 to $400 per month, and a monthly amount equal to any sales tax or similar tax imposed on Promus on payments received under the license agreement. During 1996 Promus approved the conversion of the Solon, Ohio agreement to a Hampton_Inn.

     Promus requires the Partnership to establish a capital reserve escrow account based on a percentage of gross revenues generated by each hotel which will be used for product quality requirements of the hotel. Cumulative funding of the reserve for the first five years increases from 1% to 5% of gross revenues and stabilizes at 5% for the term of the agreement. The Promus franchise agreements impose certain restrictions on the transfer of limited partnership units. Promus restricts the sale, pledge or transfer of units in excess of 25% without their consent.

     Glenmaura has a franchise agreement with Marriott International, Inc. Under the terms of the agreement, Glenmaura paid an initial franchise fee of $48,000 in 1995. The term and amortization period of the franchise agreement is twenty years, with an option to renew for an additional ten-year period. Glenmaura is required to pay a monthly royalty fee in an amount equal to 4% of gross room rentals for the first two years of operations and 5% during the remainder of the term of the agreement, a marketing fee of 2 - 3% gross revenues, a reservation system fee and a property management system fee. In 1996, fees totaled $15,766.


                                          5                          (Continued)

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

                          Notes to Financial Statements

(5)  Related Party Transactions

     A summary of fees earned by Essex Partners or its affiliates from the Partnership and Glenmaura in 1996 and 1995 follows:


          Type of Fee                   Amount of Fee                      1996              1995
          -----------                   -------------                      ----              ----
       Selling Commission         Up to $80 per limited partnership
                                  unit and $55 per $1,000 note sold     $ 289,063           147,154

       Organization and           3.4% of the gross proceeds
          Offering Fee            of the offering                         158,876            81,423

       Offering and               Up to $40,000 if proceeds of
          Organization Fee        the offering of limited partnership
          - Glenmaura             units is $4,000,000, reduced by
                                  any selling commissions paid             16,000               -

       Acquisition Fee            $110,000 per hotel site                     -             220,000

       Development Fee            $160,000 per hotel, plus 5% of the
                                  total cost of the hotel in excess of
                                  $2.7 million (not to exceed $325,000
                                  per hotel)                              108,000              -

       Development Fee            $285,000 (less $171,000 paid prior
          - Glenmaura             to the Partnership's purchase of a
                                  controlling interest of Glenmaura)      114,000              -

       Property
          Management Fee          4.5% of gross operating revenues
                                  from the hotels                          21,718              -

       Partnership
          Management Fee          .75% to 1.25% of gross operating
                                  revenues from the hotels                  3,620              -

       Accounting Fee             $800 per month                            3,200              -
                                                                      -----------         ---------

                                                                      $   714,477           448,577
                                                                      ===========         =========

                                          6                          (Continued)

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

                          Notes to Financial Statements


(5)  Related Party Transactions (continued)

     The above fees are reflected in the accompanying financial statements as follows:

                                                 1996       1995
                                                 ----       ----
        Balance sheets:
        Investment in real estate              $222,000  220,000
        Deferred debt issuance costs            282,664  155,216
        Partners' capital - syndication costs   165,275   73,361

                                               $669,939  448,577
                                               ========  =======
        Statements of operations:
        Management fees to affiliate             25,338      -
        Administrative expense                    3,200      -
        Miscellaneous expense                    16,000      -
                                               --------  -------

                                               $ 44,538      -
                                               ========  =======

     Organization and offering fees are allocated to syndication costs and debt issuance costs based on the pro-rata share of limited partners' units and notes payable to the total offering.

     In 1995, the Partnership paid a $110,000 acquisition fee in connection with the Warwick, Rhode Island site. As it is unlikely that a hotel will be constructed on the Warwick site, the amount of the fee is included in due from affiliates at December 31, 1996.

     Under the terms of the Partnership agreement, Essex Partners or its affiliates will also earn other fees as follows:

         Type of Fee                Amount of Fee
         -----------                -------------
        Investor Relations Fee  .25% of the gross proceeds of the offering payable annually in 1998 through 2001

        Refinancing Fee         1% of the gross proceeds of re-financing any or all of
                                the hotels

        Sales Fee               3% of the gross sale price of any or all of the hotels
                               (excluding the Glenmaura hotel which is 2.5%)


                                          7                          (Continued)

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

                          Notes to Financial Statements


(5)  Related Party Transactions

     Glenmaura has made a non-refundable deposit of $55,000 pursuant to an option to purchase a second parcel of land (the Second Project) adjacent to the Project for purposes of constructing a second hotel. The option agreement expired in December of 1996 but is currently being renegotiated. In the event that Essex Partners elects to proceed with the Second Project on behalf of Glenmaura, Essex Partners will receive additional compensation related to the acquisition of the second parcel, construction of the Second Project and securing additional equity and debt financing to fund such activities. Such compensation will include an acquisition fee equal to $50,000 for its services related to the acquisition of the second parcel and a development fee up to $150,000 plus 3% of total construction, site development and fixtures, furniture and equipment costs. In addition, as compensation for arranging construction and permanent financing, Essex Partners may receive a financing fee equal to 1% of the gross proceeds of the financing.

     The Partnership will also be subject to a number of conflicts of interest arising from its relationships with the general partner, its owners and affiliates and due to other activities and entities in which the general partner and its affiliates have or may have a direct or indirect financial interest.

                               ESSEX PARTNERS INC.
                          (A Wholly Owned Subsidiary of
                          Essex Investment Group, Inc.)

                              Financial Statements

                           December 31, 1996 and 1995

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report





The Board of Directors of
Essex Partners Inc.:


We have audited the accompanying balance sheets of Essex Partners Inc. (a wholly owned subsidiary of Essex Investment Group, Inc.) as of December 31, 1996 and 1995, and the related statements of income and changes in retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essex Partners Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


KPMG Peat Marwick, LLP


Rochester, New York
February 21, 1997

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                                 Balance Sheets

                           December 31, 1996 and 1995


           Assets                                               1996           1995
           ------                                               ----           ----
        Current assets:
           Cash and cash equivalents                            $   84,643    915,433
           Advances receivable from partnerships                   815,825    355,546
           Prepaid and other                                         5,682     33,391
                                                                ----------  ---------

                     Total current assets                          906,150  1,304,370

        Noncurrent receivables from partnerships                   533,825    210,927
        Investments in partnerships                                506,224    415,257
        Deferred tax asset                                          48,000     48,000
        Office furniture and equipment, less accumulated
           depreciation of $74,560 in 1996 and $49,162 in 1995      87,479    100,466
                                                                ----------  ---------

                                                                $2,081,678  2,079,020
                                                                ==========  =========

           Liabilities and Stockholder's Investment

        Current liabilities:
           Accounts payable and accrued expenses                    40,504    185,380
           Due to affiliates, net                                  216,006        -
                                                                ----------  ---------

                      Total current liabilities                    256,510    185,380

        Accrued partnership contributions                           91,770    163,542
                                                                ----------  ---------

                                                                   348,280    348,922
                                                                ----------  ---------

        Commitments and contingencies (note 6)

        Stockholder's investment:
           Common stock, par value $.01, authorized 2,000,000
              shares; 100 shares issued and outstanding                  1          1
           Paid-in capital                                             999        999
           Retained earnings                                     1,732,398  1,729,098
                                                                ----------  ---------

                      Total stockholder's investment             1,733,398  1,730,098
                                                                ----------  ---------

                                                                $2,081,678  2,079,020
                                                                ==========  =========

 See accompanying notes to financial statements.

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

              Statements of Income and Changes in Retained Earnings

                 For the years ended December 31, 1996 and 1995



                                                             1996         1995
                                                             ----         ----
Revenues:
  Organization, property acquisition, disposition
    and development fees                                 $   652,156    1,269,313
  Management and administrative fees                       1,139,551      995,237
  Equity income (loss) of partnerships                       (11,290)      29,752
                                                         -----------    ---------

         Total revenues                                    1,780,417    2,294,302
                                                         -----------    ---------

Operating expenses:
  Personnel                                                1,136,218    1,192,018
  Office operations                                          170,883      151,749
  Occupancy                                                  143,666      117,711
  Sales and marketing                                         51,280      164,217
  Professional fees                                           57,594       51,626
  Provision for losses on receivables from partnerships      210,653      155,212
                                                         -----------    ---------

         Total operating expenses                          1,770,294    1,832,533
                                                         -----------    ---------

         Income from operations                               10,123      461,769
                                                         -----------    ---------

Other income (expense):
  Interest income                                             75,920       30,942
  Interest expense                                           (80,743)    (102,282)
  Loss on sale of hotel franchise rights                         -       (150,000)
                                                         -----------    ---------

                                                              (4,823)    (221,340)
                                                         -----------    ---------
         Income before income taxes
            and extraordinary item                             5,300      240,429

Income taxes                                                   2,000      111,000
                                                         -----------    ---------

         Income before extraordinary item                      3,300      129,429

Extraordinary item - gain on forgiveness of debt,
  net of income tax expense of $40,000                           -         60,000
                                                         -----------    ---------

         Net income                                            3,300      189,429

Retained earnings, beginning of year                       1,729,098    1,552,069
Adjustment pursuant to tax sharing arrangement                   -        137,600
Dividend to parent                                               -       (150,000)
                                                         -----------    ---------

Retained earnings, end of year                           $ 1,732,398    1,729,098
                                                         ===========    =========

See accompanying notes to financial statements.

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                            Statements of Cash Flows

                 For the years ended December 31, 1996 and 1995


                                                             1996        1995
                                                             ----        ----

Cash flows from operating activities:
   Net income                                            $     3,300    189,429
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Equity (income) loss of partnerships                 11,290    (29,752)
         Depreciation                                         25,397     23,328
         Provision for losses on receivables from
            partnerships                                     210,653    155,212
         Loss on sale of hotel franchise rights                  -      150,000
         Deferred income taxes                                   -      (48,000)
         Adjustment pursuant to tax sharing arrangement          -      137,600
         Extraordinary gain on forgiveness of debt               -     (100,000)
         Cash provided (used) by changes in:
            Prepaid and other current assets                  27,709    (24,920)
            Accounts payable and accrued expenses           (144,876)   166,896
            Accrued partnership contributions                (71,772)    (9,026)
                                                         -----------    -------

         Net cash provided by operating activities            61,701    610,767
                                                         -----------    -------

Cash flows from investing activities:
   Advances to partnerships, net                            (993,830)  (116,849)
   Investments in partnerships                              (242,500)  (112,219)
   Distributions from partnerships                           140,243     54,831
   Purchase of office furniture and equipment                (12,410)   (25,516)
   Proceeds from sale of hotel franchise rights                  -      225,000
                                                         -----------    -------

         Net cash provided by (used in)
            investing activities                          (1,108,497)    25,247
                                                         -----------    -------

Cash flows from financing activities:
   Advances from affiliates, net                             216,006     87,038
   Repayment of debt                                             -     (175,000)
   Dividend to parent                                            -     (150,000)
                                                         -----------    -------

         Net cash provided by (used in)
            financing activities                             216,006   (237,962)
                                                         -----------    -------

         Net increase (decrease) in cash and
            cash equivalents                                (830,790)   398,052

Cash and cash equivalents, beginning of year                 915,433    517,381
                                                         -----------    -------

Cash and cash equivalents, end of year                   $    84,643    915,433
                                                         ===========    =======

                                                                     (Continued)

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                       Statements of Cash Flows, Continued


                                                             1996          1995
                                                             ----          ----

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                  $86,859       102,282
                                                           =======       =======


 See accompanying notes to financial statements.

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                          Notes to Financial Statements

                           December 31, 1996 and 1995


(1)  Description of Business and Summary of Significant Accounting Policies

     Essex Partners Inc. (the Company) is the managing general partner of real estate partnerships. In addition to revenues earned as an investor, the Company receives management, administrative, development and other fees for services rendered to the partnerships.

     The Company's parent, Essex Investment Group, Inc. (Essex), is an integrated financial services and real estate company that develops and markets a broad range of investment and insurance products and services for individuals, businesses and individual pension accounts.

     Cash Equivalents

     Cash equivalents consist of money market accounts.

     Investments in Partnerships

     Investments in partnerships are accounted for by the equity method. Any initial partnership capital contribution required by the Company which is payable out of future distributions to the Company is accrued.

     Income Taxes

     Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period which includes the enactment date.

     The Company is included in the consolidated federal and combined New York State income tax returns of Essex. Essex allocates current federal and state income taxes on a prorata basis to only its subsidiaries which have taxable income. Any difference between current income taxes determined on a separate company basis in accordance with the asset and liability method and the amount allocated to the Company by Essex is reflected as an adjustment of retained earnings.






                                          1                          (Continued)

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                          Notes to Financial Statements


(1) Description of Business and Summary of Significant Accounting Policies (continued)

     Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  Partnership Investments and Advances Receivable

     The Company is a general partner in partnerships which primarily own and operate hotels, apartment buildings and manufactured home communities. The Company also earns fees in connection with providing organization, financing, acquisition, development, management, administration and due diligence services to those partnerships. Such fees totaled $1,726,426 in 1996 and $2,192,192 in 1995.

     The Company makes operating advances to those partnerships as well as in connection with the acquisition and construction of real estate. Such receivables, which are generally due on demand and unsecured, are summarized as follows at December 31, 1996 and 1995:

            Partnership                                1996      1995
            -----------                                ----      ----

        Essex - Ashford River Oaks L.P.:
        Mortgage note                              $  270,000      -
        Advances                                      472,372  267,086
        Essex Microtel LeRay L.P.                     313,084      -
        Essex Geneseo Associates L.P.                 173,293  101,211
        Essex Albion Credits L.P.                         -    168,107
        Others                                        360,901  270,069
                                                   ----------  -------
                                                    1,589,650  806,473

        Less allowance for uncollectible advances     240,000  240,000
                                                   ----------  -------
                                                    1,349,650  566,473

        Less current portion                          815,825  355,546
                                                   ----------  -------

                                                   $  533,825  210,927
                                                   ==========  =======




                                          2                          (Continued)

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                          Notes to Financial Statements


(2)  Partnership Investments and Advances Receivable (continued)

     Essex - Ashford River Oaks L.P. (River Oaks) owns and operates a 300-site manufactured home community in Springfield, Illinois which the Company began managing in September 1995. River Oaks has experienced deficit operating cash flow. The Company has advanced $742,372 to fund operations, debt service requirements and capital improvements. During 1996, the Company secured $270,000 of the $742,372 advance with a second mortgage. The mortgage is receivable on demand with interest only due monthly at prime plus 1% per annum (9.25% at December 31, 1996). Although no repayment terms have been set, management of the Company expects to receive repayment of substantially all amounts in 1997 upon completion of a securitized debt offering by River Oaks. Summarized financial information for River Oaks as of and for the years ended December 31, 1996 and 1995 follows:

                              1996          1995
                              ----          ----

        Assets            $ 2,530,000    2,978,000
        Liabilities         2,380,000    2,660,000
        Partners capital      150,000      318,000
        Revenue               370,000      389,000
        Net loss             (168,000)    (157,000)

     The Company also guarantees certain indebtedness of River Oaks (see note
     6).

     Essex Microtel LeRay L.P. (LeRay) owns and operates a 100-room Microtel hotel located in LeRay, New York. During 1996, the Company advanced $313,084 to LeRay, primarily to reduce outstanding mortgage debt. No repayment terms have been set and management of the Company does not expect to receive repayment until ultimate disposition of the property. Summarized financial information for LeRay as of and for the years ended December 31, 1996 and 1995 follows:

                              1996          1995
                              ----          ----

        Assets            $ 2,170,000    2,240,000
        Liabilities         1,780,000    1,629,000
        Partners capital      390,000      611,000
        Revenue               577,000      698,000
        Net loss             (221,000)    (128,000)

(3)  Hotel Franchise Rights

     In 1994, the Company purchased rights to 15 Microtel hotel franchises for $375,000 in exchange for cash of $100,000 and a noninterest-bearing note payable for $275,000. During 1995, the Company sold one franchise right for $25,000 to an affiliate and the remaining 14 rights were resold to the franchiser for $200,000, resulting in a loss of $150,000. The Company repaid $175,000 of the related noninterest-bearing note payable and the remaining $100,000 was forgiven, resulting in an extraordinary gain of $60,000, net of the related income tax effect of $40,000.

                                          3                          (Continued)

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                          Notes to Financial Statements

(4)  Related Party Transactions

     The Company provides management and administrative services under contracts with several other entities owned by officers of Essex, earning fees of $65,281 in 1996 and $72,358 in 1995.

     Essex allocated interest expense to the Company of $80,743 in 1996 and $102,282 in 1995.

(5)  Income Taxes

     Total income taxes for 1996 and 1995 were allocated as follows:

                                 1996     1995
                                 ----     ----

        Income from operations  $2,000  111,000
        Extraordinary item         -     40,000
                                ------  -------
                                $2,000  151,000
                                ======  =======

     The components of income tax expense attributable to income from operations are as follows:

                     Current   Deferred    Total
                     -------   --------    -----

        1996:
           Federal  $  1,500        -       1,500
           State         500        -         500
                    --------    -------   -------
                    $  2,000        -       2,000
                    ========    =======   =======

        1995:
           Federal   119,800    (38,500)   81,300
           State      39,200     (9,500)   29,700
                    --------    -------   -------
                    $159,000    (48,000)  111,000
                    ========    =======   =======






                                          4                          (Continued)

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                          Notes to Financial Statements


(5)  Income Taxes (continued)

     The difference between income tax expense and the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income taxes and extraordinary item is primarily attributable to state income taxes.

     In 1996 and 1995, Essex allocated $2,000 and $21,400 of consolidated current income tax expense to the Company pursuant to the inter-company tax sharing arrangement. The difference between current income taxes allocated to the Company under the tax sharing arrangement in 1995 and the amount reflected above in accordance with the asset and liability method is reflected in the accompanying statement of changes in retained earnings as adjustments to retained earnings.

     At both December 31, 1996 and 1995 the deferred tax asset of $96,000 results from temporary differences related to the allowance for uncollectible receivables from partnerships, less a valuation allowance of $48,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and estimates of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance at December 31, 1996.








                                          5                          (Continued)

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                          Notes to Financial Statements


(6)  Commitments and Contingencies

     As the general partner in several partnerships, the Company may, subject to partnership agreement restrictions, be held liable for all recourse debt and obligations of such partnerships to the extent that the obligations are not otherwise funded. The amounts of such contingent liabilities include guarantees of the following partnership obligations at December 31, 1996:


        Essex - Ashford River Oaks L.P.

        Subordinated notes payable to private investors, secured by
        a third mortgage on the property                                       $1,000,000

        Mortgage payable to bank, secured by a first mortgage on
        the property                                                              600,000

        Essex Microtel Lehigh L.P.

        Mortgage payable to bank, secured by a first mortgage on
        the property                                                            2,600,000

        Essex Geneseo Associates L.P.

        Mortgage payable to bank, secured by a first mortgage on
        the property                                                            2,983,350

        Essex Real Estate Partnership Notes

        Mortgage notes payable, secured by first mortgage on certain
        properties                                                                976,000

        Essex Glenmaura L.P.

        Subordinated notes payable to private investors, secured by
        a second mortgage on the property                                       1,500,000

        Essex Mobile Home Properties IX L.P.

        Subordinated notes payable to private investors, secured by
        a second mortgage on the property                                       1,200,000

        Greenport L.L.C

        Mortgage payable to bank, secured by a first mortgage on the property     135,000

                                          6                          (Continued)

                               ESSEX PARTNERS INC.
           (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                          Notes to Financial Statements


(6)  Commitments and Contingencies (continued)

     In February 1997, the Company guaranteed a $5,000,000 mortgage payable to a bank for Essex Glenmaura L.P. The loan is secured by a first mortgage on the property.

     Although there is no current plan or intention to do so, the capital of the Company is available for withdrawal by Essex. Summarized consolidated financial information for Essex as of and for the years ended December 31, 1996 and 1995 follows:

                                         1996        1995
                                         ----        ----

        Assets                      $ 6,400,000  5,100,000
        Liabilities                   5,200,000  4,700,000
        Total stockholders' equity    1,200,000    400,000
        Revenue                      13,900,000  9,200,000
        Net income                      400,000    300,000

     The Company guarantees a term note payable of Essex to a bank of $645,000 at December 31, 1996.

PART III

Item 9. Directors and Executive Officers of the Registrant; Compliance with
Section 16 of the Exchange Act

The Partnership is managed by the General Partner, Essex Partners Inc. The General Partner is a wholly-owned subsidiary of Essex Investment Group, Inc. ("Essex"). Essex was formed in January, 1987.

The directors and executive officers of the General Partner, as of March, 1997, are as follows. Brief summaries of their business experience and certain other information are set forth following the table.

         NAME              AGE              POSITION
         ----              ---              --------
John E. Mooney             52       President, Chief Executive Officer and Director
Jerald P. Eichelberger     53       Executive Vice President, Secretary and Director
Thomas W. Blank            48       Senior Vice President, Chief Operating Officer of the Hotel Division  and
                                    Director
Richard C. Brienzi         39       Senior Vice President, Treasurer, Chief Operating Officer of the
                                    Multi-Family Division and Director
Barbara J. Purvis          43       Senior Vice President and Director
David J. Whitaker          54       Vice President and Director

Mr. Mooney has been the President, Chief Executive Officer and a Director of the General Partner since its formation in December, 1986. Mr. Mooney is also the President, Chief Executive Officer and a Director of Essex, and has served in that capacity since its formation in January, 1987. His investment experience includes serving as an individual general partner of over 40 real estate limited partnerships, 10 oil and gas limited partnerships, and 3 venture funds. He is a Director of Moscom Corporation, Performance Technologies, Inc., and the County of Monroe Industrial Development Agency and is Chairman of the Executive Committee of Genesee Capital, Inc., a Small Business Investment Company in the Rochester, New York area.

Mr. Eichelberger has been the Executive Vice President and Director of the General Partner since its formation in December, 1986. Mr. Eichelberger has also been an Officer and Director of Essex since its formation in January, 1987. Mr. Eichelberger has been an individual general partner in seven real estate limited partnerships, one oil and gas partnership, and one venture capital fund. He is a Director of Genesee Capital, Inc..

Mr. Blank joined Essex in July, 1990, was appointed Vice President of the General Partner and Essex in January, 1991 and a Director in 1995. Mr. Blank is responsible for Essex's Hotel Division and directly oversees all hotel development and construction activities.

Mr. Brienzi joined Essex in April of 1993, and was appointed Vice President, Treasurer and Chief Financial Officer in September, 1993. Prior to joining Essex, from 1988 to 1993, he was the Chief Financial Officer of DiMarco Constructors Corporation. While at DiMarco he established Baldwin Real Estate Corp., a subsidiary which manages the properties of the DiMarco Group. He is a member of the American Institute of Certified Public Accountants, New York State Society of Certified Public Accountants, and Construction Financial Management Association.

Ms. Purvis has been a Vice President and Director of the General Partner and Essex since their formation. She is a Director of Genesee Capital, Inc. and serves on the boards of a number of not-for-profit agencies.

Mr. Whitaker has been a Vice President and Director of the General Partner and Essex since their formation. Mr. Whitaker is presently responsible for the management of all multi-family real estate projects of Essex. Mr. Whitaker is the chairman of the board of Bearium Metals Corporation and is past president of the Al Sigl Center and The Rochester Friendly Home.

Other significant employees of the General Partner, as of March, 1997, are as follows. Brief summaries of their business experience and certain other information are set forth following the table.

         NAME                AGE         POSITION
         ----                ---         --------
James A. Young               47          First Vice President Hotel Operations

Lorrie L. LoFaso             38          Assistant Secretary and Vice President

Mr. Young joined Essex in August of 1993, and is responsible for hotel management and operations. Mr. Young was appointed Vice President in September, 1993. From 1990 to 1993 he worked for the Georgetown University, first as General Manager of the Georgetown University Hotel and Conference Center, then as Executive Director of Auxiliary Services of Georgetown University. Prior to joining Georgetown University, from 1983 to 1990, he was Area Manager for Courtyard by Marriott.

Ms. LoFaso joined Essex in June, 1989, was elected a Vice President of Essex and the General Partner in January, 1991, and appointed to the position of Assistant Secretary of the General Partner in March, 1990. Ms. LoFaso is responsible for the financial control of the Hotel Division's properties.

Each officer and director of the General Partner is elected for a one year term and until his or her successor is elected and has qualified. There are no arrangements between any officer or director and any other person pursuant to which he or she was elected as an officer or director of the General Partner.

The Partnership does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

Item 10.  Executive Compensation

The Partnership has no employees and has not paid (or accrued) any cash or other compensation to any executive officer of the General Partner for services rendered to the Partnership for the period from August 30, 1995 (date of inception) to December 31, 1996. The Partnership has no pension, option or other benefit plans and no cash or non-cash compensation was paid or distributed, or is proposed to be paid or distributed in the future, by the Partnership to any executive officer of the General Partner pursuant to any benefit plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

There are no partners which own at least a 5% interest in the Partnership.

There are currently no limited partner interests in the Partnership held by executive officers and directors.

Item 12.   Certain Relationships and Related Transactions

The General Partner will be the property manager for each of the Partnership's properties and is the property manager for the Essex Glenmaura property. The management agreements describe the property manager's responsibilities and fees. Under the management agreements, the General Partner receives a monthly management fee of 4.5% of gross revenues, and a monthly accounting fee of $800 from each property. Payments under the management agreements in 1996 were less than $50,000. No payments were made under the management agreements in 1995.

The General Partner is entitled to receive a partnership management fee of 1.25% of gross revenues under section 4.07(c) of the Partnership's partnership agreement. The General Partner is entitled to receive a partnership management for from Essex Glenmaura of .75% of gross revenues under the Essex Glenmaura partnership agreement. Partnership management fees paid in 1996 were less than $50,000. No partnership management fees were paid in 1995.

The General Partner and Essex Capital Markets Inc., an affiliate of the General Partner, have received (or accrued) certain fees from the Partnership since its inception:

Type of Fee                         Amount of Fee                                 1996          1995
-----------                         -------------                                 ----          ----

Selling commissions to Essex    Up to $80 per limited partnership unit          $289,063       147,154
Capital Markets Inc.            and $55 per $1,000 note sold

Organization and                Up to 3.4% of the gross proceeds of             $158,876        81,423
Offering fee to the             the offering
General Partner

Acquisition fee to the          Up to $110,000 per hotel                        $-             220,000
General Partner

Development fee to the          Up to $160,000 per hotel, plus 5%               $108,000
Managing General Partner        of the total cost of the hotel in
                                excess of $2.7 million (not to exceed
                                $325,000 per hotel)

In addition, the General Partners and Essex Capital Markets Inc., have received (or accrued) certain fees and reimbursements from Essex Glenmaura L.P. for the years ended December 31, 1996 and 1995:

Type of Fee                         Amount of Fee                                   1996          1995
-----------                         -------------                                   ----          ----
Selling commissions to Essex        $1,600 per $40,000 note sold and $2,000     $  -              72,000
Capital Markets Inc.                Per limited partnership unit

Assignment fee                      $225,000                                    $  -             225,000

Development fee to the              $285,000                                    $114,000         171,000
Managing General Partner




Part IV

Item 13.  Exhibits and Reports on Form 8-K

      (a)      Exhibits and Index of Exhibits

Exhibit Number    Description
--------------    -----------

 3-1*     Certificate of Incorporation of Essex Partners Inc.

 3-2*     By-laws of Essex Partners Inc.

 3-3* Certificate of Limited Partnership of Essex Hospitality Associates IV L.P. (Filed as Exhibit 3(b) to the Registration Statement on Form S-1 of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

 4-1* Form of Amended and Reinstated Limited Partnership Agreement of Essex Hospitality Associates IV L.P. (Filed as Exhibit 3(a) to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

 4-2* Escrow Agreement, dated November 24, 1995, between Essex Hospitality Associates IV L.P. and Manufacturers and Traders Trust Company.

 4-3* Form of Subscription Agreement and Partner Note (Filed as Exhibit 4(a) to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

 4-4* Indenture, dated as of November 1, 1995, between the Partnership and Manufacturers and Traders Trust Company, relating to the Partnership's First Mortgage Notes

 4-5* Indenture, dated as of November 1, 1995, between the Partnership and Manufacturers and Traders Trust Company, relating to the Partnership's Subordinated Notes

 4-6* Form of First Mortgage Note (Filed as Exhibit 4(e) to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

 4-7* Form of Subordinated Note (Filed as Exhibit 4(d) to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

 4-8* Form of Guaranty of Completion (Filed as Exhibit 4(i) to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

10-1* Form of Dealer Manager Agreement between Essex Hospitality Associates IV L.P. and Essex Capital Markets Inc. (Filed as Exhibit 1(a) to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

10-2* Form of Agreements - Promus Hotel Corporation to be entered into between Essex Hospitality Associates IV L.P. and Promus Hotels (Filed as Exhibit 28(a) to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

10-3* Form of Franchise Agreement - Marriott International, Inc. (Courtyard by Marriott) to be entered into between Essex Hospitality Associates IV L.P. and Marriott International, Inc. (Filed as Exhibit 28(b) to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

10-4* Form of Franchise Agreement - Microtel Franchise and Development Corporation to be entered into between Essex Hospitality Associates IV L.P. and Marriott International, Inc. (Filed as Exhibit 28(c) to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

10-5* Form of Management Agreement to be entered into between Essex Hospitality Associates IV L.P. and Essex Partners Inc. (Filed as
          Exhibit 28(d) to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

10-6* Real Estate Purchase Contract for the Warwick, Rhode Island site dated as of June 22, 1995, between Essex Partners Inc. and Vito A. Scola (Filed as Exhibit 10-6 to the 1995 Form 10KSB of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

10-7* Real Estate Purchase Contract for the Solon, Ohio site dated as of June 19, 1995, between Essex Partners Inc. and Solon Office Park L.T.D. (Filed as Exhibit 10-7 to the 1995 Form 10KSB OF Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

10-8 Construction contract for the Solon Hampton Inn dated December 17, 1996 between Essex Partners Inc. and Heffner & Weber, L.L.C.

21        Subsidiaries

27        Financial Data Schedule


(b) No Form 8-K was filed during the quarter ended December 31, 1996.

*   Incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rochester, State of New York on March 24, 1997.

                                       ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                       By:   Essex Partners Inc.
                                       Its:  Managing General Partner

                                       By:   s/John E. Mooney
                                             ------------------------------
                                             John E. Mooney
                                             President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Dated:    March 24, 1997                    Principal Executive Officer of
                                       Managing General Partner:

                                                     s/John E. Mooney
                                       ----------------------------------------
                                       John E. Mooney
                                       President and Chief
                                       Executive Officer


Dated:    March 24, 1997                     Principal Financial and Accounting
                                       Officer of Partnership

                                                    s/Lorrie L. LoFaso
                                       ----------------------------------------
                                       Lorrie L. LoFaso
                                       Principal

                                       The Board of Directors of Managing
                                       General Partner:



Dated:    March 24, 1997                            s/John E. Mooney
                                       ----------------------------------------
                                             John E. Mooney, Director



Dated:    March 24, 1997                           s/Jerald P. Eichelberger
                                       ----------------------------------------
                                             Jerald P. Eichelberger, Director



Dated:    March 24, 1997                           s/David J. Whitaker
                                      -----------------------------------------
                                             David J. Whitaker, Director



Dated:    March 24, 1997                          s/Barbara J. Purvis
                                       ----------------------------------------
                                             Barbara J. Purvis, Director



Dated:    March 24, 1997                          s/Thomas W. Blank
                                       ----------------------------------------
                                             Thomas W. Blank, Director



Dated:    March 24, 1997                         s/Richard C. Brienzi
                                       ----------------------------------------
                                             Richard C. Brienzi, Director

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.                         Description
--------                       -----------

 3-1*     Certificate of Incorporation of Essex Partners Inc.

 3-2*     By-laws of Essex Partners Inc.

 3-3* Certificate of Limited Partnership of Essex Hospitality Associates IV L.P. (Filed as Exhibit 3(b) to the Registration Statement on Form S-1 of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

 4-1* Form of Amended and Reinstated Limited Partnership Agreement of Essex Hospitality Associates IV L.P. (Filed as Exhibit 3(a) to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

 4-2* Escrow Agreement, dated November 24, 1995, between Essex Hospitality Associates IV L.P. and Manufacturers and Traders Trust Company.

 4-3* Form of Subscription Agreement and Partner Note (Filed as Exhibit 4(a) to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

 4-4* Indenture, dated as of November 1, 1995, between the Partnership and Manufacturers and Traders Trust Company, relating to the Partnership's First Mortgage Notes

 4-5* Indenture, dated as of November 1, 1995, between the Partnership and Manufacturers and Traders Trust Company, relating to the Partnership's Subordinated Notes

 4-6* Form of First Mortgage Note (Filed as Exhibit 4(e) to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

 4-7* Form of Subordinated Note (Filed as Exhibit 4(d) to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

 4-8* Form of Guaranty of Completion (Filed as Exhibit 4(i) to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

10-1* Form of Dealer Manager Agreement between Essex Hospitality Associates IV L.P. and Essex Capital Markets Inc. (Filed as Exhibit 1(a) to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

10-2* Form of Agreements - Promus Hotel Corporation to be entered into between Essex Hospitality Associates IV L.P. and Promus Hotels (Filed as Exhibit 28(a) to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

10-3* Form of Franchise Agreement - Marriott International, Inc. (Courtyard by Marriott) to be entered into between Essex Hospitality Associates IV L.P. and Marriott International, Inc. (Filed as Exhibit 28(b) to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.                         Description
-------                       -----------


10-4* Form of Franchise Agreement - Microtel Franchise and Development Corporation to be entered into between Essex Hospitality Associates IV L.P. and Marriott International, Inc. (Filed as Exhibit 28(c) to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

10-5* Form of Management Agreement to be entered into between Essex Hospitality Associates IV L.P. and Essex Partners Inc. (Filed as
          Exhibit 28(d) to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

10-6* Real Estate Purchase Contract for the Warwick, Rhode Island site dated as of June 22, 1995, between Essex Partners Inc. and Vito A. Scola (Filed as Exhibit 10-6 to the 1995 Form 10KSB of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

10-7* Real Estate Purchase Contract for the Solon, Ohio site dated as of June 19, 1995, between Essex Partners Inc. and Solon Office Park L.T.D. (Filed as Exhibit 10-7 to the 1995 Form 10KSB OF Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

10-8 Construction contract for the Solon Hampton Inn dated December 17, 1996 between Essex Partners Inc. and Heffner & Weber, L.L.C.

21        Subsidiaries

27        Financial Data Schedule


(b) No Form 8-K was filed during the quarter ended December 31, 1996.

*   Incorporated by reference