Form 10QSB
period 1997-03-31
ESSEX HOSPITALITY ASSOCIATES IV LP
filed 1997-05-13
CIK 1000375

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

As of May 6, 1997, a total of 2,416 Limited Partnership Units were outstanding.

                                     PART 1

                              FINANCIAL INFORMATION

 Item 1.   Financial Statements
-------------------------------------------------------------------------------

                      Essex Hospitality Associates IV L.P.
                                 Balance Sheets
                             March 31, 1997 and 1996

                                Assets                             1997                1996
                                ------                             ----                ----
Investments in real estate, at cost:
        Land                                                    2,492,194          2,610,289
        Land improvements                                         271,348                 --
        Buildings                                               4,961,877                 --
        Furniture, fixtures and equipment                       1,339,793                 --
        Construction in progress                                1,967,458          2,847,238
                                                              -----------         ----------
                                                               11,032,670          5,457,527
        Less accumulated depreciation                            (346,659)                --
                                                              -----------         ----------
           Net investments in real estate                      10,686,012          5,457,527
                                                              -----------         ----------

Cash and cash equivalents                                       2,159,932          1,354,265

Deferred costs:
        Debt issuance                                             780,755            534,600
        Franchise                                                 128,000            128,000
        Other                                                      60,766             68,087
                                                              -----------         ----------
                                                                  969,521            730,687
        Less accumulated amortization                            (222,284)           (29,371)
                                                              -----------         ----------
                                                                  747,237            701,316
                                                              -----------         ----------

Due from affiliate                                                110,000                 --

Other assets                                                      158,426              4,237
                                                              -----------         ----------

        Total assets                                           13,861,607          7,517,345
                                                              ===========         ==========

                    Liabilities and Partners' Capital
Liabilities
        Accounts payable and accrued expenses                     137,744             20,970
        Accounts payable - construction                           869,993            493,368
        First mortgage loan payable                             5,000,000                 --
        Subordinated notes payable                              5,182,000          3,846,000
        Notes payable                                           1,500,000          1,500,000
                                                              -----------         ----------
            Total liabilities                                  12,689,737          5,860,338
                                                              -----------         ----------

        Minority interest - Essex Glenmaura L.P.                  557,069          1,045,574
                                                              -----------         ----------

Commitments and contingencies (notes 5 and 6)

Partners' capital                                                 781,053            786,142
        Less notes receivable from partners                      (166,252)          (174,709)
                                                              -----------         ----------
            Total partners' capital                               614,801            611,433
                                                              -----------         ----------

Total liabilities and partners' capital                        13,861,607          7,517,345
                                                              ===========         ==========

                      Essex Hospitality Associates IV L.P.
                               Statement of Income
                 For the Quarters ended March 31, 1997 and 1996

                                                                1997              1996
                                                                ----              ----
Revenue:
        Rooms                                                 420,339              --
        Food and beverage                                      56,265              --
        Telephone and other commissions                        32,435              --
                                                             --------         -------
                                                              509,039              --
                                                             --------         -------

Operating expenses:
        Rooms                                                 118,381              --
        Food & beverage expenses                               66,572              --
        Commissions expenses                                   13,001              --
        Advertising & promotion                                30,191              --
        Repairs & maintenance                                  25,622              --
        Utilities                                              39,464              --
        Administrative & general                               47,511           1,094
        Property taxes                                         29,250              --
        Insurance                                              13,506              --
        Franchise fees                                         14,842              --
        Management fees                                        20,563              --
        Miscellaneous                                           9,189           4,295
                                                             --------         -------
                                                              428,092           5,389
                                                             --------         -------

             Operating income                                  80,947          (5,389)

        Interest expense                                     (228,454)        (61,281)
        Interest income                                        27,232           2,717
        Partnership management fees                            (3,427)             --
        Depreciation and amortization                        (146,198)        (10,995)
                                                             --------         -------
                                                             (350,847)        (69,559)
                                                             --------         -------

             Loss before minority interest in loss of
                      partnership                            (269,900)        (74,948)
                                                             --------         -------

Minority interest in income/(loss) of partnership             (84,299)          1,063
                                                             --------         -------

Net income                                                   (185,601)        (76,011)
                                                             ========         =======

                      Essex Hospitality Associates IV L.P.
                            Statements of Cash Flows
                 For the Quarters ended March 31, 1997 and 1996


                                                              1997                1996
                                                              ----                ----
Cash flows from operating activities
  Cash received from customers                               518,958                 --
  Cash paid to suppliers                                    (536,596)            (4,387)
  Interest received                                           27,232              2,717
  Interest paid                                             (228,454)           (61,281)
                                                          ----------         ----------
     Net cash from operating activities                     (218,860)           (62,951)
                                                          ----------         ----------

Cash flows from investing activities
  Payments for land and construction in progress          (1,078,583)        (1,746,881)
  Payments for deposits                                      (10,757)          (144,966)
                                                          ----------         ----------
     Net cash used in investing activities                (1,089,340)        (1,891,847)
                                                          ----------         ----------

Cash flows from financing activities
  Partners' capital contributions                            141,422            694,194
  Payments for syndication costs                             (16,074)          (137,467)
  Proceeds from notes payable                                262,000          2,102,000
  Proceeds from 1st mortgage loan                          5,000,000                 --
  Payoff of construction loan                             (4,294,243)                --
  Payments for debt acquisition costs                        (98,446)          (211,973)
  Payments for organization costs                                 --               (548)
  Payments for distributions                                 (42,212)           (14,529)
                                                          ----------         ----------
     Net cash from financing activities                      952,447          2,431,677
                                                          ----------         ----------
Net increase in cash and cash equivalents                   (355,753)           476,879

Cash and cash equivalents - beginning of quarter           2,515,685            877,386
                                                          ----------         ----------
Cash and cash equivalents - end of quarter                 2,159,932          1,354,265
                                                          ==========         ==========
Reconciliation of net income to net cash flows
 from operating activities:

Net Income                                                  (185,601)           (76,011)

Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                              146,198             10,995
  Changes in:
     Shortterm assets                                           (157)             1,002
     Minority interest in net loss of partnership            (84,299)             1,063
     Accounts payable and other expenses                     (95,001)                --
                                                          ----------         ----------
                                                            (218,860)           (62,951)
                                                          ==========         ==========

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997

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

         The Partnership has acquired land in order to construct and operate hotels. In December 1995, land was purchased in Solon, Ohio and Warwick, Rhode Island in anticipation of the construction of a Hampton Inn and Suites hotel and a Homewood Suites hotel, respectively. Construction was delayed at both sites as a result of higher than projected construction costs and a change in market conditions. The Solon site is now under construction for a Hampton Inn hotel while plans for the Warwick site have not yet been resolved.

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

         The following is a general description of the allocation of income, loss, and distributions. For a more comprehensive description see the Partnership Agreement:

                  Allocation of income from operations will be allocated 99% to the limited partners and 1% to the general partner until the amount allocated to the limited partners equals the cumulative annual return of 8% of their contribution. Any remaining income from operations is allocated 80% to the limited partners and 20% to the general partner. Income on the sale of any or all of the hotels is allocated 99% to the limited partners until each limited partner has been allocated income in an amount equal to his or her pro rata share of the nondeductible syndication expenses and sales commission and 1% to the general partner. Thereafter, income on the sale of any or all the hotels is allocated in the same manner as income from operations.

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997

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

                  Cash distributions will initially be made 99% to the limited partners and 1% to the general partner. After the limited partners have received a cumulative annual return of 8% of their contribution, additional distributions may then be made 80% to the limited partners and 20% to the general partner. Distributions of the net proceeds of sale or refinancing of any or all hotels will be made 1% to the general partner and 99% to the limited partners prorata in accordance with the number of units held by each limited partner until the limited partners have received distributions from sale or refinance of hotels equal to $1,000 per unit. Thereafter, distributions shall next be made 1% to the general partner and 99% to the limited partners until each limited partner has received any unpaid cumulative return accrued through the date of the distribution. Additional distributions will then be made 20% to the general partner and 80% to the limited partners.

         Essex Partners and its affiliates are receiving substantial fees in connection with the offering of notes and limited partnership units. Additional fees will be paid to them in connection with the acquisition, development and operation of the hotels and management of the Partnership (see note 5).

         In accordance with the Partnership agreement, the ratio of gross proceeds from the offering of limited partnership units to total gross proceeds from the public offering of notes and limited partnership units prior to the termination of the offering may not be less than .15 to 1. At March 31, 1997, that ratio was .31 to 1.

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997

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

         Syndication Costs

         Selling commissions and legal, accounting, printing and other filing costs totaling $322,350 related to the offering of the limited partnership units were charged against the proceeds of the public offering.

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997

(2)      Summary of Significant Accounting Policies (continued)

         Income Taxes

         No provision for income taxes has been provided since any liability is the individual responsibility of the partners.

         Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires the general partner to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.


(3)      Debt

         First Mortgage Loan

         On February 28, 1997, Glenmaura obtained permanent financing from GMAC Commercial Mortgage Corporation for $5,000,000. The term of the loan will be for four years with a one year extension available if certain debt service coverage is attained. Monthly payments of interest only will be due at 3% over the LIBOR rate for the first year. Principal and interest payments are due thereafter. The loan is collateralized by the real and personal property and certain other assets.

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

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997

(3)      Debt (continued)

         Subordinated Notes Payable

         Subordinated notes payable of the Partnership of $5,182,000 bear interest at a rate of 10.5% per annum, payable monthly, and mature December 31, 2001, unless extended by the Partnership to December 31, 2002 upon payment to holders of an extension fee equal to .5% of the principal amount of the subordinated notes outstanding. The notes are issued as unsecured obligations of the Partnership.

         In the first quarter 1997, interest of $37,615 was capitalized in investments in real estate as the debt was used to finance construction of hotels. Interest of $31,375 was capitalized in the first quarter, 1996.



(4)      Franchise Fees

         In 1995, the Partnership entered into license agreements with Promus Corporation (Promus) to operate a Homewood Suites hotel in Warwick, Rhode Island and a Hampton Inn and Suites hotel in Solon, Ohio. An initial franchise fee of $40,000 was paid for each hotel. In addition, for each hotel, the Partnership will be required to pay Promus a monthly royalty fee of 4% of gross rooms revenues, a monthly marketing/reservation fee of 4% of gross rooms revenue, an initial software license fee of $3,000 plus $85 per guest room with a monthly maintenance charge of $200 to $400 per month, and a monthly amount equal to any sales tax or similar tax imposed on Promus on payments received under the license agreement. During 1996 Promus approved the conversion of the Solon, Ohio agreement to a Hampton Inn.

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

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997

(4)      Franchise Fees (continued)

         Glenmaura has a franchise agreement with Marriott International, Inc. Under the terms of the agreement, Glenmaura paid an initial franchise fee of $48,000 in 1995. The term and amortization period of the franchise agreement is twenty years, with an option to renew for an additional ten-year period. Glenmaura is required to pay a monthly royalty fee in an amount equal to 4% of gross room rentals for the first two years of operations and 5% during the remainder of the term of the agreement, a marketing fee of 2-3% gross revenues, a reservation system fee and a property management system fee. In the first quarter 1997, these fees totaled $40,976. There were no payments made in the first quarter 1996.


(5)      Related Party Transactions

         A summary of fees earned by Essex Partners or its affiliates since inception through March 31, 1997 under the terms of the Partnership agreement follows:

                                                                                        1st Qtr         1st Qtr
Type of Fee                   Amount of Fee                                                1997            1996
-----------                   -------------                                                ----            ----
Selling Commission            Up to $80 per limited partnership unit                    $25,690        $150,200
                              and $55 per $1,000 sold
Organization and              3.4% of the gross proceeds of the                          13,700          87,060
Offering Fee                  offering
Acquisition Fee               $110,000 per hotel site                                         0               0
Development Fee               $160,000 per hotel, plus 5% of the total                  108,000               0
                              cost of the hotel in excess of $2.7
                              million (not to exceed $325,000 per
                              hotel)
Offering and                  Up to $40,000 if proceeds of the                                0          16,000
Organization Fee -            offering of limited partnership units is
Glenmaura                     $4,000,000, reduced by any selling
                              commissions paid

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997

Development Fee-              $285,000 (less $171,000 paid prior to                           0          85,500
Glenmaura                     the Partnership's purchase of a
                              controlling interest of Glenmaura)
Property Management           4.5% of gross operating revenues from                      20,600               0
Fee                           the hotels
Partnership                   .75% to 1.25% of gross operating                            3,430               0
Management Fee                revenues from the hotels
Accounting Fee                $800 per month                                              2,400               0
                                                                                       $173,820        $338,760
                                                                                       ========        ========



The above fees are reflected in the accompanying financial statements as follows:


                                                                                 1st Qtr         1st Qtr
Balance Sheet:                                                                      1997            1996
                                                                                    ----            ----
     Investment in real estate                                                  $108,000       $  85,500
     Deferred debt issuance costs                                                 23,320         187,000
     Syndication costs, charged to partner's capital                              16,070          66,160
                                                                                $147,390        $338,660
                                                                                ========        ========
Statements of Operations:
     Management fees to affiliates                                               $20,600               0
     Administrative expense                                                        2,400               0
     Partnership management fees                                                   3,430               0
                                                                                 $26,430              $0
                                                                                 =======              ==

         Organization and offering fees are allocated to syndication costs and debt issuance costs based on the pro-rata share of limited partner's units and notes payable to the total offering.

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997

(5)      Related Party Transactions (continued)

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

Item 2.           Management's Discussion and Analysis or Plan of Operation

The Partnership was formed on August 30, 1995. The Partnership's public offering of mortgage notes, subordinated notes and limited partnership units was declared effective on November 24, 1995. The Partnership is currently offering subordinated notes and limited partnership units for sale to investors pursuant to the Prospectus. The mortgage notes have not been offered for sale to investors as yet. Gross offering proceeds of up to $21,000,000 may be raised through the public offering. Through May 8, 1997, the Partnership has received gross offering proceeds of $7,629,000, including $5,298,000 from the sale of subordinated notes and $2,331,000 from the sale of limited partnership units. Since the effective date, the Partnership has been involved in raising capital, the acquisition and construction of properties and the purchase of limited partnership units in another partnership. The two sites specified in the Prospectus were acquired on December 29, 1995, a 2.535 acre site in Warwick, Rhode Island and a 2.28 acre site in Solon, Ohio. Limited partnership units in another partnership were purchased in the first quarter, 1996.

The Partnership began construction of a 100-room Hampton Inn in Solon, Ohio in late, 1996, which is expected to open in early summer, 1997. The Solon Hampton Inn is expected to cost about $6,900,000, including the cost of the land, cost of construction, cost of furnishings, construction period interest, financing costs (debt and equity) and all soft costs such as architectural costs, engineering, franchise fee and working capital. The General Partner expects to secure first mortgage financing from institutional lenders, however, no external financing source has issued a commitment to lend funds to the Partnership for construction or permanent financing. The Partnership does not have sufficient funds to complete construction of the Solon property. Although additional funding is not assured, based on the rate funds are being raised, the timing of construction, and the expected availability of external financing, the Partnership anticipates sufficient funds will be available to pay for construction and for future property acquisitions when required.

The Partnership also invested $1,250,000 in another partnership, Essex Glenmaura L.P. ("Glenmaura") in two purchases in the first quarter of 1996. Glenmaura completed construction of a 120-room Marriott Courtyard in Scranton, Pennsylvania in September, 1996. The total cost of the project was $8.7 million, including the cost of the land, cost of construction, cost of furnishings, construction period interest, financing costs (debt and equity) and all soft costs such as architectural costs, engineering, franchise fee and working capital. The project was funded with $2,300,000 of partner equity, $1,500,000 of unsecured notes and a $5,000,000 first mortgage loan from GMAC Commercial Mortgage Corporation. The term of the first mortgage loan is for four years with a one year extension available if the specified debt service coverage is attained. Monthly payments of interest only accrue a 3% over the LIBOR rate for the first year. Principal and interest payments are due thereafter based on a twenty-five year loan amortization. Starting in the second year of the loan, Glenmaura will be required to maintain a replacement reserve escrow at 4% of room revenues.

The Partnership had intended to build an 80-room Homewood Suites hotel in Warwick, Rhode Island. However, the Partnership has learned that additional new hotels are planned for the area on the Partnership's site which would be directly competitive with the Partnership's hotel. The Partnership has decided to review the market for the Warwick area again to determine if the market exists to support the additional hotel rooms before proceeding with construction. The Partnership expects to have the results of the market study within the next month and will be determining whether to proceed with the Warwick Homewood Suites by the end of the second quarter. If the Partnership decides not to construct the Homewood Suites in Warwick, the Partnership intends to sell the Warwick site and specify at least one more site for development by the Partnership.

The General Partner is evaluating other potential sites to by acquired by the Partnership, however, it has not identified any additional property for acquisition.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion analyzes the consolidated financial statements of the Partnership as of March 31, 1997, which are attached. The consolidated financial statements include the accounts of the Partnership and Essex Glenmaura. All significant intercompany transactions and balances have been eliminated in consolidation.

From April 1, 1996 to March 31, 1997, the consolidated total assets of the Partnership increased $6,344,000. The increase was caused by several factors. Net investment in real estate increased $5,228,000, an increase of $3,978,000 from construction of the Courtyard by Marriott hotel by Essex Glenmaura, an increase of $1,597,000 from development activities by the Partnership, and a reduction from depreciation expense of $347,000. Cash and cash equivalents increased $806,000 from proceeds of the Partnership's offering of subordinated notes and units. Debt issuance costs increased $246,000, $131,000 from costs incurred in the Partnership's offering of subordinated notes, and $115,000 of costs associated with obtaining the first mortgage financing for Glenmaura. Partnership consolidated liabilities increased $6,829,000, for several reasons. Subordinated notes payable increased $1,336,000 from the issuance of subordinated notes payable in the Partnership's offering. First mortgage financing increased 5,000,000 which represents the first mortgage obtained by Glenmaura in February, 1997. Accounts payable increased $493,000, primarily from outstanding construction invoices. The minority interest in Glenmaura decreased $489,000, representing the minority interest share in the net losses of Essex Glenmaura in 1996 and the first quarter, 1997. Limited partners' equity increased only $3,000, which represents proceeds of the Partnership's public offering of the Units, net of syndication costs and Partners' Notes, and from the consolidation of the Partnership's interest in Glenmaura. The consolidated net loss for the Partnership of $186,000 for the first quarter 1997 and $867,000 for 1996 also decreased partners' equity.

The primary revenue source was room revenues of $420,000 from Essex Glenmaura, which is the only hotel in operation. Other revenue totaled $89,000, for total revenues of $509,000. Operating expenses for the first quarter, 1997, before interest and depreciation, totaled $428,000, for income from operations before interest, depreciation and amortization of $81,000. The largest single operating expense for the Partnership is rooms expense, followed by food and beverage expenses. The Partnership's consolidated interest expense, net of interest income was $201,000, representing interest incurred on the notes payable and the first mortgage loan, and interest on the subordinated notes to the extent the proceeds were not used for construction. Interest of $38,000 on the proceeds of the subordinated notes used in construction was capitalized. Depreciation and amortization expenses totaled $146,000, for a net loss of $270,000 before allocating $84,000 of the net loss to the minority interest in Glenmaura. The consolidated net loss for the Partnership was $186,000.

Glenmaura is in the start-up phase of operations. New hotels require from several months to a couple years to establish a stable customer base. During the start-up phase, occupancy is building, and room rates may be lower to attract new customers. When a strong customer base is established, room rates can be raised to a more competitive level.

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


                                   ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                        Registrant



Dated:   May 8, 1997               /s/ Lorrie L. LoFaso
                                   --------------------
                                   Essex Hospitality Associates IV L.P.
                                   Essex Partners Inc.
                                   Lorrie L. LoFaso
                                   Vice President and Chief Accounting Officer