Form 10QSB
period 1997-06-30
ESSEX HOSPITALITY ASSOCIATES IV LP
filed 1997-08-13
CIK 1000375

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


As of August 11, 1997, a total of 2,416 Limited Partnership Units were outstanding.

                                     PART 1
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

Item 1.   Financial Statements
---------------------------------------------------------------

                      Essex Hospitality Associates IV L.P.
                                 Balance Sheets
                             June 30, 1997 and 1996
                                   (Unaudited)



          Assets                                     1997            1996
          ------                                     ----            ----

Investments in real estate, at cost:
     Land                                         $2,074,526      2,638,672
     Construction in progress                      4,806,188      4,980,300
                                                  ----------      ---------
                                                   6,880,714      7,618,972
     Less accumulated depreciation                         0              0
                                                  ----------      ---------
        Net investments in real estate             6,880,714      7,618,972
                                                  ----------      ---------

Investment in partnership                            529,494              0

Cash and cash equivalents                             11,013      2,175,220

Deferred costs:
     Debt issuance                                   610,147        652,221
     Franchise                                        85,000        128,000
     Other                                            73,224        121,795
                                                  ----------      ---------
                                                     768,371        902,016
     Less accumulated amortization                   (97,840)       (40,366)
                                                  ----------      ---------
                                                     670,531        861,650
                                                  ----------      ---------
Other assets                                           8,411         75,850
                                                  ----------      ---------

     Total assets                                 $8,100,163     10,731,692
                                                  ==========     ==========

                       LIABILIITIES AND PARTNERS' CAPITAL
                       ----------------------------------
Liabilities
     Accounts payable - construction              $1,566,637      1,347,036
     Accounts payable and accrued expenses                 -          8,143
     Due to affiliate                                596,156              -
     Subordinated notes payable                    5,298,000      4,643,000
     Construction loan payable                             -      1,177,149
     Notes payable                                         -      1,500,000
                                                  ----------      ---------
         Total liabilities                         7,460,793      8,675,328
                                                  ----------      ---------
     Minority interest - Essex Glenmaura L.P.              -        996,417
                                                  ----------      ---------

Commitments and contingencies (note 5 and 6

Partners' capital                                    677,812      1,230,757
     Less notes receivable from partners             (38,442)      (170,810)
                                                  ----------      ---------
       Total partners' capital                       639,370      1,059,947
                                                  ----------      ---------
Total liabilities and partners' capital           $8,100,163     10,731,692
                                                  ==========     ==========



See accompanying notes to unaudited financial statements.


                      Essex Hospitality Associates IV L.P.
                               Statement of Income
                 For the Quarters ended June 30, 1997 and 1996
                                   (Unaudited)

                                                      1997         1996
                                                      ----         ----
Revenue:
--------
     Rooms                                           334,336              -
     Food and beverage                                39,413              -
     Telephone and other commissions                  22,268              -
                                                  ----------       --------
                                                     396,017              -
                                                  ----------       --------

Operating expenses:
-------------------
     Rooms                                            92,171              -
     Food & beverage expenses                         41,576              -
     Commissions expenses                             11,096              -
     Advertising & promotion                          22,119              -
     Repairs & maintenance                            20,295              -
     Utilities                                        22,346              -
     Administrative & general                         38,010            749
     Property taxes                                    6,334              -
     Royalty fees                                     11,403              -
     Management fees                                  17,495              -
     Partnership management fees                       2,916              -
     Depreciation and amortization                   101,727         10,995
     Miscellaneous                                    13,498          9,911
                                                  ----------       --------
                                                     400,986         21,655
                                                  ----------       --------

           Loss from operations                       (4,969)       (21,655)

     Interest expense                               (140,513)      (100,675)
     Interest income                                  10,666          7,026
     Loss on termination of franchise agreement      (40,000)             0
     Equity (loss) of partnership                    (12,763)             0
                                                  ----------       --------
                                                    (182,610)       (93,649)
                                                  ----------       --------
          Loss before minority interest in
            loss of partnership                     (187,579)      (115,304)
                                                  ----------       --------

Minority interest in income/(loss) of partner        (22,955)        (2,500)
                                                  ----------       --------

Net loss                                            (164,624)      (112,804)
                                                  ===========      =========
Net loss - general partners                           (1,646)        (1,128)
         - limited partners                         (162,978)      (111,676)
                                                  ----------       --------
                                                    (164,624)      (112,804)
                                                  ==========================

Net loss per limited partner unit                       (68)           (133)
                                                  ==========================

See accompanying notes to financial statements.


                      Essex Hospitality Associates IV L.P.
                            Statements of Cash Flows
                 For the Quarters ended June 30, 1997 and 1996
                                   (Unaudited)



                                                      1997           1996
                                                      ----           ----

Cash flows from operating activities
     Cash received from customers                    373,852            100
     Cash paid to suppliers                         (305,672)      (148,905)
     Interest received                                10,666          7,026
     Interest paid                                  (140,513)      (100,675)
                                                   ---------       ---------
        Net cash from operating activities           (61,667)      (242,454)

Cash flows from investing activities
     Payments for land and construction in
          progress                                (2,792,945)    (1,252,586)
     Proceeds from sale of partnership
          interest                                   105,000              -
     Cash change with change in controlling
          interest in partnership                      5,131              -
     Payments for franchise fees                     (45,000)             -
     Payments for deposits                             2,709        (33,986)
                                                  ----------      ----------
        Net cash used in investing activities     (2,725,105)    (1,286,572)

Cash flows from financing activities
     Partners' capital contributions                 170,234        580,631
     Payments for syndication costs                   (4,788)       (62,181)
     Proceeds from subordinated notes payable        116,000        797,000
     Proceeds from construction loan                       -      1,177,149
     Advance from affiliate                          551,156              -
     Payments for escrow accounts                    (34,653)             -
     Payments for debt acquisition costs             (52,822)      (117,621)
     Payments for organization costs                 (22,458)             -
     Payments for distributions                      (10,500)       (24,997)
                                                   ---------       ---------
        Net cash from financing activities           712,169      2,349,981

Net increase in cash and cash equivalents         (2,074,603)       820,955

Cash and cash equivalents - beginning of quarter   2,085,616      1,354,265
                                                   ---------       ---------
Cash and cash equivalents - end of quarter            11,013      2,175,220
                                                   =========     ==========



See accompanying notes to unaudited financial statements.


                      Essex Hospitality Associates IV L.P.
                            Statements of Cash Flows
                 For the Quarters ended June 30, 1997 and 1996
                                   (Unaudited)




Reconciliation of net income to net cash flows from operating activities:

Net loss                                               (164,624)         (112,804)

Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation and amortization                      101,727            10,995
     Minority interest in net loss of partnership       (22,955)           (2,500)
     Equity loss of partnership                          12,763                 0
     Loss on termination of franchise agreement          40,000                 0
     Changes in:
          Other assets                                  (20,699)         (125,318)
     Accounts payable and other expenses                 (7,879)          (12,827)
                                                       ---------        ----------
                                                        (61,667)         (242,454)
                                                       ==========       ==========



Supplemental schedule of noncash investing and financing
      activities:
        Obligations incurred in connection with
          construction in progress                      716,520           874,478

        Notes received from  (paid by) general and
          limited partners                             (127,811)           (9,899)










See accompanying notes to unaudited financial statements.

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

                    Notes to Unaudited Financial Statements

                                 June 30, 1997





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

     The Partnership has acquired land in order to construct and operate hotels. In December 1995, land was purchased in Solon, Ohio. The Solon site is now under construction for a Hampton Inn hotel which opened August 1, 1997. As a condition to receiving permanent financing, a special purpose entity was created to own the Solon Hampton Inn, Solon Hotel LLC. The managing member of Solon Hotel LLC is Essex Hotel LLC, a single purpose entity created to act as the managing member of Solon Hotel LLC. The membership interests in Solon Hotel LLC are owned 99% by the Partnership and 1% by Essex Hotel LLC, whose sole member is the Partnership.

     In December 1995, the Partnership also purchased land in Warwick, Rhode Island in anticipation of the construction of a Homewood Suites hotel. Construction was delayed at as a result of higher than projected construction costs and a change in market conditions. The Partnership has decided not to proceed with construction of the Homewood Suites and is currently pursuing a sale of the site. The disposal is not expected to have a significant impact on the Partnership's financial statements.

     In June, 1997, the Partnership purchased land in Erie, Pennsylvania for construction of a Hampton Inn hotel. In June, 1997, the Partnership transferred the Erie property to a single purpose entity, Erie Hotel LLC. The managing member of Erie Hotel LLC is Essex Hotels II LLC, a single purpose entity created to act as the managing member of Erie Hotel LLC. The membership interests in Erie Hotel LLC are owned 99% by the Partnership and 1% by Essex Hotels II LLC, whose sole member is the Partnership. The Partnership is currently negotiating with GMAC for a first mortgage loan in the principal amount of $4.5 million to finance the construction of the Erie Hampton Inn hotel.

     In January 1996, the Partnership acquired a 54% limited partnership interest in Essex Glenmaura L.P. (Glenmaura) through the purchase of 12.5 limited partnership units for $1,250,000. The purchase price was equal to the prorata portion of the fair value of the net assets acquired. Glenmaura owns and operates a Courtyard by Marriott hotel near Scranton, Pennsylvania. Construction of the hotel was completed during 1996 and operations began on September 4, 1996. As a condition to receiving permanent financing for the Solon Hampton Inn, the Partnership was required to reduce its investment in Glenmaura to less than 50%. In June 1997, 1.05 units were sold to the general partner for $105,000, reducing the Partnership's interest to 49.8%.

     The following is a general description of the allocation of income, loss, and distributions. For a more comprehensive description see the Partnership
     Agreement:

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

                    Notes to Unaudited Financial Statements

                                 June 30, 1997

(1)  ORGANIZATION (continued)

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

     In accordance with the Partnership agreement, the ratio of gross proceeds from the offering of limited partnership units to total gross proceeds from the public offering of notes and limited partnership units prior to the termination of the offering may not be less than .15 to 1. At June 30, 1997, that ratio was .31 to 1.

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

                    Notes to Unaudited Financial Statements

                                 June 30, 1997




(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF ACCOUNTING

     The financial statements of the Partnership were prepared on the accrual basis of accounting in conformity with generally accepted accounting principles.

     UNAUDITED INTERIM FINANCIAL INFORMATION

     The interim financial data included in these financial statements is unaudited; however, in the opinion of management, such financial data includes all adjustments of a normal recurring nature necessary for a fair presentation of the Partnership's financial condition and results of operation.

     INVESTMENT IN PARTNERSHIP

     Investment in partnership with a 50% or less ownership interest will be accounted for by the equity method. Ownership interests exceeding 50% will be accounted for under the consolidated method.

     The statement of operations and cash flows include the accounts of the Partnership and Glenmaura through June 9, 1997, date upon which the Partnership's ownership interest of Glenmaura decreased to less than 50% as discussed in note 1. For the period from June 10, 1997 through June 30, 1997, the Partnership's investment in Glenmaura is accounted for under the equity method.

     INVESTMENT IN REAL ESTATE

     Investment in real estate is stated at cost. Investment in real estate is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset. Depreciation is calculated using the straight-line method for buildings and accelerated methods for land improvements, furniture, fixtures and equipment over the following estimated useful lives of the assets as each hotel commences operations:



          Buildings                           39 years

          Land improvements                   15 years

          Furniture, fixtures and equipment   5 - 7 years


     CASH AND CASH EQUIVALENTS

     Cash investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

                    Notes to Unaudited Financial Statements

                                 June 30, 1997


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     DEFERRED COSTS

     Costs of issuing the debt will be amortized on a straight-line basis over the term of the debt.

     Franchise fees paid for the right to own and operate the hotels will be amortized on a straight-line basis over the term of each franchise agreement, as each hotel commences operations.

     SYNDICATION COSTS

     Selling commissions and legal, accounting, printing and other filing costs totaling $327,138 related to the offering of the limited partnership units were charged against the proceeds of the public offering.

     INCOME TAXES

     No provision for income taxes has been provided since any liability is the individual responsibility of the partners.

     RECOGNITION OF REVENUE

     Revenues  are   recognized  as  earned  in  accordance   with   contractual
     arrangements for each transaction.

     LIMITED PARTNERSHIP PER UNIT DATA

     Net loss per limited partner unit is calculated by dividing net loss by the weighted average number of units outstanding during the period. The weighted average number of units outstanding was 2,402 for the three months ended June 30, 1997.

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

(3)  DEBT

     FIRST MORTGAGE LOAN

     On July 7, 1997, Solon Hotel LLC obtained permanent financing from GMAC Commercial Mortgage Corporation for $4,500,000. The term of the loan will be for four years with a one year extension available upon the payment of an extension fee and if certain debt service coverage is attained. Interest will accrue at 3.25% over the 30-day LIBOR index. Monthly payments of interest only will be due for the first year. Principal and interest payments are due thereafter based on a 25-year amortization. Starting in the second year of the loan, Solon Hotel LLC will be required to maintain a replacement reserve of 2% of monthly room revenues. The replacement reserve payment will increase to 4% of monthly room revenues in the third year of the loan. The loan is collateralized by the real and personal property and certain other assets.

     SUBORDINATED NOTES PAYABLE

     Subordinated notes payable of the Partnership of $5,298,000 bear interest at a rate of 10.5% per annum, payable monthly, and mature December 31, 2001, unless extended by the Partnership to December 31, 2002 upon payment to holders of an extension fee equal to .5% of the principal amount of the subordinated notes outstanding. The notes are issued as unsecured obligations of the Partnership.

     The aggregate annual principal payments of the debt obligations due for the six months ended December 31, 1997 and the years subsequent to 1997 are as follows:




                         1997                   -0-

                         1998                24,039

                         1999                51,484

                         2000                56,383

                         2001             9,666,094
                                        -----------
                                          9,798,000

     For the three months ended June 30, 1997 and 1996, interest of $91,121 and $45,188, respectively, was capitalized in investments in real estate as the debt was used to finance construction of hotels.

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

                    Notes to Unaudited Financial Statements

                                 June 30, 1997


(4)  FRANCHISE FEES

     In 1996, Promus Corporation (Promus) approved a license agreement for the Partnership to operate a Hampton Inn hotel in Solon, Ohio. An initial franchise fee of $40,000 was paid. In 1997, the Partnership entered into a license agreement with Promus to operate a Hampton Inn in Erie, Pennsylvania which required an initial franchise fee of $45,000. The term and amortization period of the license agreements is twenty years. In addition, for each hotel, the Partnership will be required to pay Promus a monthly royalty fee of 4% of gross rooms revenues, a monthly marketing/reservation fee of 4% of gross rooms revenue, an initial software license fee of $3,000 plus $85 per guest room with a monthly maintenance charge of $200 to $400 per month, and a monthly amount equal to any sales tax or similar tax imposed on Promus on payments received under the license agreement.

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

     In 1995, the Partnership entered into a license agreement with Promus to operate a Homewood Suites hotel in Warwick, Rhode Island. An initial franchise fee of $40,000 was paid. The franchise agreement for the Homewood Suites in Warwick has expired. The franchise fee has been written off since the franchise agreement has expired.

(5)  RELATED PARTY TRANSACTIONS

     A summary of fees earned by Essex Partners or its affiliates for the three months ended June 30, 1997 and 1996 under the terms of the Partnership agreement follows:





TYPE OF FEE              AMOUNT OF FEE                      1997         1996
-----------              -------------                      ----         ----

Selling Commission       Up to $80 per limited partnership  $ 9,740     $86,805
                         unit and $55 per $1,000 sold


Organization and         3.4% of the gross proceeds           5,374      46,307
Offering Fee             of the offering

Acquisition Fee          $110,000 per hotel site            110,000          -

Development Fee          $160,000 per hotel, plus 5% of           -          -
                         the total cost of the hotel in
                         excess of $2.7 million (not to
                         exceed $325,000 per hotel)

Property Management      4.5% of gross operating revenues
Fee                      from the hotels                     17,495          -


Partnership Management   .75% to 1.25% of gross operating     2,916          -
Fee                      revenues from the hotels

Accounting Fee           $800 per month                       1,600          -
                                                           --------      ------

                                                           $147,125    $133,112
                                                           ========    ========


     The above fees are reflected in the accompanying financial statements as follows:



                                                                 1997
                                                                 ----
     Balance Sheet:

        Investment in real estate                              $110,000

        Deferred debt issuance costs                             10,324

        Syndication costs, charged to partner's capital           4,790

                                                               $125,114
                                                               ========


     Statements of Operations:

        Management fees to affiliates                           $17,495

        Administrative expense                                    1,600

        Partnership management fees                               2,916

                                                                $22,011
                                                                =======

     Organization and offering fees are allocated to syndication costs and debt issuance costs based on the pro-rata share of limited partner's units and notes payable to the total offering.

     In 1995, the Partnership paid a $110,000 acquisition fee in connection with the Warwick, Rhode Island site. The acquisition fee was refunded to the Partnership in the second quarter 1997.

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

(6)  INVESTMENT IN PARTNERSHIP

     The Partnership owns a 49.8% interest in Essex Glenmaura L.P. (see note 1). Summarized financial information for Essex Glenmaura as of and for the three months ended June 30, 1997 follows:




                         Assets              $7,765,000

                         Liabilities          6,623,000

                         Partners' capital    1,142,000

                         Revenues               608,000

                         Net loss              (113,000)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership was formed on August 30, 1995. Since its formation, the Partnership has been involved in raising capital pursuant to the Original Prospectus, and the acquisition and construction of properties. The Partnership has received Gross Offering Proceeds of $7.6 million, including approximately $6.3 million from the sale of subordinated notes and approximately $2.3 million from the sale of limited partnership units. The two sites specified in the Prospectus were acquired on December 29, 1995, a 2.535 acre site in Warwick, Rhode Island and a 2.28 acre site in Solon, Ohio. Limited partnership units in another partnership were purchased in the first quarter, 1996.

The Partnership began construction of a 103-room Hampton Inn in Solon, Ohio in late 1996, which opened August 1, 1997. The Solon Hampton Inn is expected to cost about $7,000,000, including the cost of the land, cost of construction, cost of furnishings, construction period interest, financing costs (debt and equity) and all soft costs such as architectural costs, engineering, franchise fee and working capital. The General Partner secured first mortgage financing from GMAC Commercial Mortgage Corporation (GMAC) in July, 1997. As a condition of receiving financing, the Partnership was required to create special purpose entities to own each of its properties. Solon Hotel LLC was created to own the Solon Hampton Inn. The membership interests of the Solon Hotel LLC are owned 99% by the Partnership and 1% by Essex Hotel LLC, whose sole member is the Partnership. The first mortgage is in the amount of $4.5 million and will be advanced in three installments. The first installment of $1,000,000 (net of offering costs) was received upon the closing of the loan. The second and third installments are expected to be advanced after the hotel is completed. The term of the first mortgage loan is for a period of four years, with a one year extension upon the payment of an extension fee and the achievement of a specified debt service coverage ratio. Monthly payments of interest only are due for the first year, thereafter, monthly payments of principal and interest are due based on a 25 year amortization. Interest will accrue at the rate of 3.25% over the 30- day LIBOR index. Starting in the second year of the loan, Solon Hotel LLC will be required to maintain a replacement reserve escrow at 2% of room revenues. The required replacement reserve increases to 4% of room revenues in the third year of the loan. The balance of the amount required to complete the Solon Hampton Inn was provided through the Partnership's offering of Notes and Units. The General Partner has provided interim financing for the Solon Property until the Solon Hotel LLC received the amount due from GMAC under the first mortgage financing. As of June 30, 1997, a total of $596,000 is owed to the General Partner, which is composed of construction advances and unpaid fees.

The Partnership acquired a site in Erie Pennsylvania in June, 1997 as a possible location for the construction and operation of a Hampton Inn hotel. The site is approximately 2.5 acres and was acquired for an aggregate purchase price of $650,000 plus closing costs of $27,000 and demolition costs of approximately $15,000. The Partnership has obtained a license agreement from Promus Hotel to construct and operate a 100-room Hampton Inn hotel. The General Partner expects to start construction of the Erie Hampton Inn in October, 1997. The hotel is expected to open in the late spring, 1998. The Partnership does not have sufficient funds to complete construction of the Erie Hampton Inn. So as to enable the Partnership to pursue favorable external financing opportunities with respect to the Erie Hampton Inn, in June 1997 the Partnership transferred the Erie property to Erie Hotel LLC, a single purpose entity. The membership interests of the Erie Hotel LLC are owned 99% by the Partnership and 1% by Essex Hotels II LLC, whose sole member is the Partnership. The Partnership is currently negotiating with GMAC for a first mortgage loan in the principal amount of $4.5 million to finance construction of the Erie Hampton Inn. As of the date of this filing, the Partnership has received no commitment for external financing.

The Partnership acquired 12.5 limited partnership units in Essex Glenmaura for $1,250,000 with proceeds from the offering, representing a limited partnership interest of 54.3%. Essex Glenmaura completed construction of a 120- room Marriott Courtyard in Scranton, Pennsylvania in September, 1996. The total cost of the project was $8.7 million, including the cost of the land, cost of construction, cost of furnishings, construction period interest, financing costs (debt and equity) and all soft costs such as architectural costs, engineering, franchise fee and working capital. The project was funded with $2,300,000 of partner equity, $1,500,000 of unsecured notes and a $5,000,000 first mortgage loan from GMAC. The term of the first mortgage loan is for a period of four years, with a one year extension upon the payment of an extension fee and the achievement of a specified debt service coverage ratio. Monthly payments of interest only are due for the first year, thereafter, monthly payments of principal and interest are due based on a 25 year amortization. Interest will accrue at the rate of 3% over the 30-day LIBOR index. Starting in the second year of the loan, Essex Glenmaura will be required to maintain a replacement reserve escrow at 4% of room revenues. As a condition of receiving the first mortgage loan for the Solon Hampton Inn, the Partnership was required to reduce its investment in Essex Glenmaura to less than 50%. In June 1997, the Partnership sold 1.05 limited partnership units to the General Partner at a purchase price of $105,000, which is equal to the purchase price originally paid by the Partnership. As a result, the Partnership now owns a 49.8% interest in Essex Glenmaura.

The Partnership intended to build an 80-room Homewood Suites hotel in Warwick, Rhode Island. The purchase price for the property was $501,400. However, prior to commencing construction, the Partnership learned that additional hotels were planned for construction near the Warwick site which would be competitive with the Partnership's hotel and result in a 57% potential increase in the number of hotel rooms in the area. The Partnership elected to postpone construction until it could better assess the effect of the additional hotel rooms on the expected performance of the Partnership's hotel. Based on the results of an updated market survey, the Partnership concluded that the estimated 57% potential increase in the number of hotel rooms in the area would have a significant negative impact upon the expected performance of the Partnership's hotel. In light of these findings, the Partnership has elected not to proceed with development of the Warwick site and is currently pursuing the sale of the site. In the second quarter, 1997, the franchise agreement for the Warwick site expired. Although the Partnership has received some interest in the site from potential buyers, there is no assurance that the Partnership will sell the Warwick site or that it will be sold at a price sufficient to enable the Partnership to recover all the costs and expenses incurred by the Partnership with respect to the Warwick site. The Partnership has invested approximately $682,000 in the Warwick site, including the cost of the site, the cost of the franchise fee and engineering and architectural costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion analyzes the financial statements of the Partnership as of June 30, 1997 and December 31, 1996, which are attached. The Partnership had an ownership interest of 54.3% in Essex Glenmaura until June 9, 1997, at which time the Partnership's ownership interest was reduced to 49.8%. Accordingly, the statements of operations and cash flows for the quarter ended June 30, 1997 include the accounts of the Partnership and Essex Glenmaura through June 9, 1997. For the period from June 10, 1997 to June 30, 1997, the Partnership's investment in Essex Glenmaura is accounted for on the equity method. The financial statements of the Partnership and Essex Glenmaura as of December 31, 1996 are consolidated. The consolidated financial statements include the accounts of the Partnership and Essex Glenmaura.

From April 1, 1997 to June 30, 1997, the total assets of the Partnership decreased approximately $5.8 million. The primary reason for the decrease was the change in accounting method for Essex Glenmaura from the consolidated to the equity method. The investments in real estate decreased $3.8 million in total. The investment in the Solon and Erie Properties increased by $3.8 million, primarily relating to construction costs for the Hampton Inn in Solon. This increase was offset by a decrease of approximately $7.6 million for Essex Glenmaura. The Partnership's cash balance decreased from approximately $2.2 million to $11,000 from costs incurred in the construction of the Hampton Inn in Solon and the purchase of the property in Erie. The assets of the Partnership at June 30, 1997 include $529,000 of investment in partnership, which represents the Partnership's investment in Glenmaura, net of reductions for net losses of $603,000 incurred through June 30, 1997, the sale of 1.05 limited partnership units for $105,000 and distributions of $12,500. The deferred assets of the Partnership decreased $201,000 from the change in accounting method for Essex Glenmaura as discussed above. During the quarter, the Partnership incurred additional deferred costs of $113,000, representing additional debt acquisition costs from the offering of subordinated notes, costs incurred to obtain the first mortgage financing for the Solon Hampton Inn, the $45,000 franchise fee paid for the Erie Hampton Inn and additional organization costs of $22,000.

The Partnership's liabilities decreased approximately 5.2 million from April 1, 1996 to June 30, 1997, primarily from the change in accounting method as discussed previously. From April 1, 1996 to June 30, 1997, the outstanding balance in subordinated notes payable increased $116,000 from the issuance of subordinated notes payable in the Partnership's offering. Accounts payable-construction increased $559,000 from outstanding construction invoices for the Solon Hampton Inn. The first mortgage loan payable and notes payable of $6,500,000 as of March 31, 1997 represented liabilities of Essex Glenmaura, which no longer are presented in the financial statements due to the change in accounting method. In June, 1997, the general partner of the Partnership, Essex Partners Inc., advanced $596,000 as a short-term loan to the Partnership for construction costs incurred for the Hampton Inn in Solon. The Partnership expects to repay all amounts due the general partner during the third quarter from the proceeds of the first mortgage loan on the Solon Hampton Inn. The minority interest in Glenmaura is no longer presented in the balance sheet due to the change in accounting method for Glenmaura. Partners' capital was unchanged for the second quarter. During the quarter, the Partnership received $42,000 in limited partner equity from proceeds of the Partnership's offering and collected $128,000 in promissory note payments from limited partners. These increases were offset by $5,000 in syndication costs and the net loss of 165,000 for the Partnership from April 1, 1997 through June 30, 1997.

The primary revenue source for the quarter ended June 30, 1997 was room revenues of $334,000 from Essex Glenmaura, which was the only hotel in operation. Food and beverage revenue and telephone and other commission revenue totaled $62,000, for total revenues of $396,000. For the quarter ended June 30, 1996 there were no operating hotels. The only income for 1996 was interest income of $7,000. Operating expenses for the quarter ended June 30, 1997, before depreciation, totaled $299,000. Depreciation of $102,000 was recorded for a loss from operations of $5,000. Before depreciation, the single largest operating expense for the Partnership is rooms expense, followed by food and beverage expenses. Operating expenses for 1996 totaled $22,000 and were composed primarily of depreciation of $11,000. Since there were no operating revenues for 1996, the loss from operations was $22,000. The Partnership's interest expense for 1997, net of interest income was $130,000, representing interest incurred on the notes payable and the first mortgage loan for Glenmaura through June 9, 1997, and interest on the subordinated notes for the quarter to the extent the proceeds were not used for construction. The net interest expense for 1996 was $94,000, representing interest on the subordinated notes to the extent the proceeds were not used for construction. Also included in other expenses are the Partnership's equity in the loss of Glenmaura for the period from June 10, 1997 through June 30, 1997 of $12,000 and the loss on termination of the Warwick franchise agreement of $40,000. The net loss for the quarter is $187,000 before allocating $23,000 of the net loss to the minority interest in Glenmaura. The net loss for the Partnership for the quarter ended June 30, 1997 was $165,000. For the quarter ended June 30, 1996, the loss before minority interest was $115,000, and the net loss was $113,000 after allocating $2,500 of loss to the minority interests in Glenmaura.

The Courtyard by Marriott owned by Glenmaura opened in September, 1996. The property achieved an average occupancy of 69% for the second quarter of 1997, at an average daily rate of $68.20. The revenue per available room for the second quarter of 1997 was $47.06. Glenmaura is in the start-up phase of operations. New hotels require from several months to a couple years to establish a stable customer base. During the start-up phase, occupancy is building, and room rates may be lower to attract new customers. When a strong customer base is established, room rates can be raised to a more competitive level.

At the current time, the Partnership does not have sufficient funds to complete the construction of the Erie Property. The Partnership intends to raise additional funds from the Offering and obtain External Financing from an institutional lender. No commitments have been received as of the date of this Prospectus for such External Financing. Since the Partnership can control the timing of construction, the construction of the Erie Property can be delayed until the required additional financing can be obtained. The Partnership included a working capital reserve in its total costs for the Solon Hampton Inn. The Partnership expects that the working capital reserve will be sufficient to fund any operating deficits of the Solon Hampton Inn.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

         a.       EXHIBITS

                  None

         b.       REPORTS ON FORM 8-K

                  There was one report 8-K filed in the second quarter, 1997. The report was dated June 10, 1997 and described the purchase of land in Erie, Pennsylvania. No financial statements were required. The report was filed on June 25, 1997.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                        Registrant



Dated:   August 13, 1997             /s/ LORRIE L. LOFASO
                                     --------------------
                                     Essex Hospitality Associates IV L.P.
                                     Essex Partners Inc.
                                     Lorrie L. LoFaso
                                     Vice President and Chief Accounting Officer