Form 10QSB/A
period 1997-03-31
ESSEX HOSPITALITY ASSOCIATES IV LP
filed 1997-09-19
CIK 1000375

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-1

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

As of September 19, 1997, a total of 2,416 Limited Partnership Units were outstanding.

                                     PART 1
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1.   FINANCIAL STATEMENTS
--------------------------------------------------


                      Essex Hospitality Associates IV L.P.
                                 Balance Sheets
                             March 31, 1997 and 1996



           ASSETS                                         1997              1996
           ------                                         ----              ----

Investments in real estate, at cost:
     Land                                             $  2,492,194       2,610,289
     Land improvements                                     271,348               0
     Buildings                                           4,961,877               0
     Furniture, fixtures and equipment                   1,339,793               0
     Construction in progress                            1,967,458       2,847,238
                                                       -----------     -----------
                                                        11,032,670       5,457,527
     Less accumulated depreciation                        (346,659)              0
                                                       -----------     -----------
        Net investments in real estate                  10,686,011       5,457,527
                                                       -----------     -----------

Cash and cash equivalents                                2,159,933       1,354,265

Deferred costs:
     Debt issuance                                         780,755         534,600
     Franchise                                             128,000         128,000
     Other                                                  60,766          68,087
                                                       -----------     -----------
                                                           969,521         730,687
     Less accumulated amortization                        (222,284)        (29,371)
                                                       -----------     -----------
                                                           747,237         701,316
                                                       -----------     -----------

Due from affiliate                                         110,000               0

Other assets                                               158,426           4,237
                                                       -----------     -----------

     Total assets                                     $ 13,861,607       7,517,345
                                                      ============     ===========

                 Liabiliities and Partners' Capital
                 ----------------------------------

Liabilities
     Accounts payable and accrued expenses            $    117,995          20,970
     Accounts payable - construction                       869,993         493,368
     First mortgage loan payable                         5,000,000               0
     Subordinated notes payable                          5,182,000       3,846,000
     Notes payable                                       1,500,000       1,500,000
                                                       -----------     -----------
        Total liabilities                               12,669,988       5,860,338
                                                       -----------     -----------

     Minority interest - Essex Glenmaura L.P.              566,094       1,045,574
                                                       -----------     -----------

Commitments and contingencies (notes 5 and 6)

Partners' capital                                          791,777         786,142
     Less notes receivable from partners                  (166,252)       (174,709)
                                                       -----------     -----------
       Total partners' capital                             625,525         611,433
                                                       -----------     -----------

Total liabilities and partners' capital               $ 13,861,607       7,517,345
                                                      ============     ===========



See accompanying notes to consolidated financial statements.



                      Essex Hospitality Associates IV L.P.
                            Statements of Operations
                 For the Quarters ended March 31, 1997 and 1996



                                                        1997          1996
                                                        ----          ----

REVENUE:
--------
    Rooms                                              420,339           0
    Food and beverage                                   56,265           0
    Telephone and other commissions                     32,435           0
                                                     ---------    --------
                                                       509,039           0
                                                     ---------    --------

OPERATING EXPENSES:
-------------------
    Rooms                                              118,381           0
    Food & beverage expenses                            66,572           0
    Commissions expenses                                13,001           0
    Advertising & promotion                             30,191           0
    Repairs & maintenance                               25,622           0
    Utilities                                           39,464           0
    Administrative & general                            47,511       1,094
    Property taxes                                       9,501           0
    Insurance                                           13,506           0
    Franchise fees                                      14,842           0
    Management fees                                     20,563           0
    Partnership management fees                          3,427           0
    Depreciation and amortization                      146,198      10,995
    Miscellaneous                                        9,189       4,295
                                                     ---------    --------
                                                       557,968      16,384
                                                     ---------    --------

          Loss from operations before interest         (48,929)    (16,384)

    Interest expense                                  (228,454)    (61,281)
    Interest income                                     27,232       2,717
                                                     ---------    --------
                                                      (201,222)    (58,564)
                                                     ---------    --------

           Loss before minority interest in loss of
              partnership                             (250,151)    (74,948)
                                                     ---------    --------

Minority interest in income/(loss) of partnership      (75,273)      1,063
                                                     ---------    --------

Net income                                            (174,878)    (76,011)
                                                    ==========    =========

Net loss - general partners                             (1,749)       (760)
         - limited partners                           (173,129)    (75,251)
                                                     ---------    --------
                                                      (174,878)    (76,011)
                                                    ==========    =========

Net loss per limited partner unit                          (77)        (90)
                                                    ==========    =========




See accompanying notes to consolidated financial statements.



                      Essex Hospitality Associates IV L.P.
                            Statements of Cash Flows
                 For the Quarters ended March 31, 1997 and 1996


                                                                                1997           1996
                                                                                ----           ----

Cash flows from operating activities
    Cash received from customers                                               518,958             0
    Cash paid to suppliers                                                    (536,595)       (4,387)
    Interest received                                                           27,232         2,717
    Interest paid                                                             (228,454)      (61,281)
                                                                           -----------     ---------
      Net cash from operating activities                                      (218,859)      (62,951)
                                                                           -----------     ---------

Cash flows from investing activities
    Payments for land and construction in progress                          (1,078,583)   (1,746,881)
    Payments for deposits                                                      (10,757)     (144,966)
                                                                           -----------     ---------
      Net cash used in investing activities                                 (1,089,340)   (1,891,847)
                                                                           -----------     ---------

Cash flows from financing activities
    Partners' capital contributions                                            141,422       694,194
    Payments for syndication costs                                             (16,074)     (137,467)
    Proceeds from notes payable                                                262,000     2,102,000
    Proceeds from 1st mortgage loan                                          5,000,000             0
    Payoff of construction loan                                             (4,294,243)            0
    Payments for debt acquisition costs                                        (98,446)     (211,973)
    Payments for organization costs                                                  0          (548)
    Payments for distributions                                                 (42,212)      (14,529)
                                                                           -----------     ---------
      Net cash from financing activities                                       952,447     2,431,677
                                                                           -----------     ---------

Net increase in cash and cash equivalents                                     (355,752)      476,879

Cash and cash equivalents - beginning of quarter                             2,515,685       877,386
                                                                           -----------     ---------
Cash and cash equivalents - end of quarter                                   2,159,933     1,354,265
                                                                           ===========    ==========


Reconciliation of net income to net cash flows from operating activities:

Net loss                                                                      (174,878)      (76,011)

Adjustments to reconcile net loss to net
  cash used in operating activities:
      Depreciation and amortization                                            146,198        10,995
      Changes in:
        Shortterm assets                                                          (157)        1,002
        Minority interest in net loss of partnership                           (75,273)        1,063
        Accounts payable and other expenses                                   (114,749)            0
                                                                           -----------     ---------
                                                                              (218,859)      (62,951)
                                                                           ===========     =========


See accompanying notes to consolidated financial statements.

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997

1)       ORGANIZATION
         ------------

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

                  Cash distributions will initially be made 99% to the limited partners and 1% to

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997

(1)      ORGANIZATION (continued)
         ------------------------

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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

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

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------


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

         LIMITED PARTNERSHIP PER UNIT DATA

         Net loss per limited partner unit is calculated by dividing net loss by the weighted average number of units outstanding during the year. The weighted average number of units outstanding was 2,242 during the first quarter, 1997.

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

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


(3)      DEBT
         ----

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

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997

(3)      DEBT (CONTINUED)
         ----------------

         The aggregate annual principal payments of the debt obligations for the nine months ended December 31, 1997 and years subsequent to 1997 are as follows:


          1997                                 -0-
          1998                           1,539,129
          1999                              51,449
          2000                              56,836
          2001                          10,034,586
                          ------------------------
                                        11,682,000
                          ========================

         In the first quarter 1997, interest of $37,615 was capitalized in investments in real estate as the debt was used to finance construction of hotels. Interest of $31,375 was capitalized in the first quarter, 1996.


(4)      FRANCHISE FEES
         --------------

         In 1995, the Partnership entered into license agreements with Promus Corporation (Promus) to operate a Homewood Suites hotel in Warwick, Rhode Island and a Hampton Inn and Suites hotel in Solon, Ohio. An initial franchise fee of $40,000 was paid for each hotel and the term and amortization period of the franchise agreements is twenty years. In addition, for each hotel, the Partnership will be required to pay Promus a monthly royalty fee of 4% of gross rooms revenues, a monthly marketing/reservation fee of 4% of gross rooms revenue, an initial software license fee of $3,000 plus $85 per guest room with a monthly maintenance charge of $200 to $400 per month, and a monthly amount equal to any sales tax or similar tax imposed on Promus on payments received under the license agreement. During 1996 Promus approved the conversion of the Solon, Ohio agreement to a Hampton Inn.

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

         Glenmaura has a franchise agreement with Marriott International, Inc. Under the terms of the agreement, Glenmaura paid an initial franchise fee of $48,000 in 1995. The term and amortization period of the franchise agreement is twenty years, with an option to renew for an additional ten-year period. Glenmaura is required to pay a monthly royalty fee in an amount equal to 4% of gross room rentals for the first two years of operations and 5% during the

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997




(4)      FRANCHISE FEES (CONTINUED)
         --------------------------

         remainder of the term of the agreement, a marketing fee of 2-3% gross revenues, a reservation system fee and a property management system fee. In the first quarter 1997, these fees totaled $40,976. There were no payments made in the first quarter 1996.

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997

(5)      RELATED PARTY TRANSACTIONS
         --------------------------

         A summary of fees earned by Essex Partners or its affiliates since inception through March 31, 1997 under the terms of the Partnership agreement follows:

                                                                                        1ST QTR         1ST QTR
TYPE OF FEE                   AMOUNT OF FEE                                                1997            1996
-----------                   -------------                                                ----            ----

Selling Commission            Up to $80 per limited partnership                         $25,690        $150,200
                              unit and $55 per $1,000 sold

Organization and              3.4% of the gross proceeds of the                          13,700          87,060
Offering Fee                  offering

Acquisition Fee               $110,000 per hotel site                                         0               0

Development Fee               $160,000 per hotel, plus 5% of the                        108,000               0
                              total cost of the hotel in excess of
                              $2.7 million (not to exceed $325,000
                              per hotel)

Offering and                  Up to $40,000 if proceeds of the                                0          16,000
Organization Fee -            offering of limited partnership units
Glenmaura                     is $4,000,000, reduced by any
                              selling commissions paid

Development Fee -             $285,000 (less $171,000 paid prior                              0          85,500
Glenmaura                     to the Partnership's purchase of a
                              controlling interest of Glenmaura)

Property                      4.5% of gross operating revenues                           20,600               0
Management Fee                from the hotels

Partnership                   .75% to 1.25% of gross operating                            3,430               0
Management Fee                revenues from the hotels

Accounting Fee                $800 per month                                              2,400               0

                                                                                       $173,820        $338,760
                                                                                       ========        ========


                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997

(5)      RELATED PARTY TRANSACTIONS (CONTINUED)
         --------------------------------------

         The above fees are reflected in the accompanying financial statements as follows:



                                                                                 1ST QTR         1ST QTR
Balance Sheet:                                                                      1997            1996
                                                                                    ----            ----
     Investment in real estate                                                  $108,000       $  85,500
     Deferred debt issuance costs                                                 23,320         187,000
     Syndication costs, charged to partner's capital                              16,070          66,160
                                                                                $147,390        $338,660
                                                                                ========        ========
Statements of Operations:

     Management fees to affiliates                                               $20,600               0
     Administrative expense                                                        2,400               0
     Partnership management fees                                                   3,430               0
                                                                                 $26,430              $0
                                                                                ========        ========

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

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997

(5)      RELATED PARTY TRANSACTIONS (continued)
         --------------------------------------

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

(6)      SUBSEQUENT EVENTS
         -----------------

         In May 1997, the Partnership elected not to proceed with development of a hotel on the Warwick, Rhode Island property and is pursuing the sale of the property. the disposal is not expected to have a significant impact on the Partnership's financial statements.

         In June 1997, the Partnership acquired a property in Erie, Pennsylvania for $650,000 in anticipation of constructing a Hampton Inn hotel. The Partnership is currently negotiating with GMAC for a first mortgage loan of approximately $4.5 million.

         On June 9, 1997, the Partnership sold 1.05 limited partnership units of Glenmaura for $105,000 to Essex Partners, thereby reducing the
         Partnership's investment interest to 49.8%. As a result, the Partnership n o longer controls Glenmaura and will be accounted for on the equity method.

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997



(6)      SUBSEQUENT EVENTS (CONTINUED)
         -----------------------------


         In July 1997, the Partnership completed construction of the Hampton Inn in Solon, Ohio and obtained a first mortgage of $4.5 million with GMAC. the term is for four years with a one year extension available if certain debt service coverage is attained. Monthly payments of interest only will be due at 3.25% over the LIBOR rate for the first year. Principal and interest payments are due thereafter.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------     ---------------------------------------------------------

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

                                     PART II

                                OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
------         --------------------------------

         a.    EXHIBITS

               None

         b.    REPORTS ON FORM 8-K

               None





                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                        Registrant



Dated:   September 19, 1997          /S/ LORRIE L. LOFASO
                                     --------------------
                                     Essex Hospitality Associates IV L.P.
                                     Essex Partners Inc.
                                     Lorrie L. LoFaso
                                     Vice President and Chief Accounting Officer