Form 10QSB/A
period 1997-06-30
ESSEX HOSPITALITY ASSOCIATES IV LP
filed 1997-09-19
CIK 1000375

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

     The aggregate annual principal payments of the debt obligations due for the six months ended December 31, 1997 and the years subsequent to 1997 are as follows:




                         1997                   -0-

                         1998                   -0-

                         1999                   -0-

                         2000                   -0-

                         2001             5,298,000
                                        -----------
                                          5,298,000

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



                              ESSEX GLENMAURA L.P.
                                 BALANCE SHEETS
                             JUNE 30, 1997 AND 1996
                                   (UNAUDITED)




                         Assets                        1997            1996
                         ------                        ----            ----

 Investments in real estate, at cost:
        Land                                         $ 1,223,636      1,223,636
        Land improvements                                272,008           --
        FF&E                                           1,337,474           --
        Building                                       4,961,877           --
        Construction in progress                            --        4,802,981
                                                      ----------      ---------
                                                       7,794,995      6,026,617
        Less accumulated depreciation                   (461,897)          --
                                                      ----------      ---------
           Net investments in real estate              7,333,098      6,026,617
                                                      ----------      ---------

Unrestricted cash and cash equivalents                   (13,610)        16,655

Restricted cash and cash equivalents                     120,520           --

Deferred costs:
        Debt issuance                                    268,430        180,680
        Franchise                                         48,000         48,000
        Other                                             10,000         10,000
                                                      ----------      ---------
                                                         326,430        238,680
        Less accumulated amortization                   (155,403)       (18,376)
                                                      ----------      ---------
                                                         171,027        220,304
                                                      ----------      ---------

Other assets                                             154,261            486
                                                      ----------      ---------

        Total assets                                 $ 7,765,296      6,264,062
                                                     ===========      =========

        Liabiliities and Partners' Capital
        ----------------------------------
Liabilities
        Accounts payable and accrued expenses        $   103,142           --
        Accounts payable - construction                   19,876      1,342,245
        First mortgage loan payable                    5,000,000           --
        Construction loan payable                           --        1,177,149
        Notes payable                                  1,500,000      1,500,000
                                                       ---------      ---------
            Total liabilities                          6,623,018      4,019,394
                                                       ---------      ---------

Commitments and contingencies (notes 5 and 6)

Partners' capital                                      1,142,278      2,244,668
                                                       ---------      ---------

Total liabilities and partners' capital              $ 7,765,296      6,264,062
                                                     ===========      =========

 See accompanying notes to unaudited financial statements.


                              ESSEX GLENMAURA L.P.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                          1997             1996
                                                          ----             ----

Revenue:
--------
    Rooms                                                513,884              0
    Food and beverage                                     59,350              0
    Telephone and other commissions                       34,998              0
                                                         -------         -------
                                                         608,232              0
                                                         -------         -------

Operating expenses:
-------------------
    Rooms                                                139,873              0
    Food & beverage expenses                              61,777              0
    Administrative & general                              55,534            268
    Utilities                                             29,475              0
    Advertising & promotion                               31,927              0
    Repairs & maintenance                                 33,580              0
    Management fees                                       26,521              0
    Royalty fees                                          18,962              0
    Commissions expenses                                  16,347              0
    Property taxes                                         9,501              0
    Insurance                                                  0              0
    Miscellaneous                                          7,370          5,247
    Partnership management fees                            4,420              0
    Depreciation and amortization                        133,417              0
                                                         -------         -------
                                                         568,704          5,515
                                                         -------         -------

Income (loss) from operations before interest             39,528         (5,515)

    Interest expense                                    (142,899)             0
    Interest income                                           60             39
                                                         -------         -------
                                                        (142,839)            39
                                                         -------         -------

Net loss                                                (103,311)        (5,476)
                                                         -------         -------


Net loss - general partners                               (4,132)          (219)
         - limited partners                              (99,179)        (5,257)
                                                     -----------     -----------
                                                    $   (103,311)    $ (  5,476)
                                                    ============     ==========

Net loss per limited partner unit                   $   (  4,508)    $ (    239)
                                                    ============     ==========


See accompanying notes to unaudited financial statements.

                              ESSEX GLENMAURA L.P.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)




                                                                                1997            1996
                                                                                ----            ----
Cash flows from operating activities
    Cash received from customers                                            $  582,284             0
    Cash paid to suppliers                                                    (449,494)       (5,515)
    Interest received                                                               60            39
    Interest paid                                                             (142,899)            0
                                                                              --------     ----------
       Net cash from operating activities                                      (10,049)       (5,476)
                                                                              --------     ----------

Cash flows from investing activities
    Payments for land and construction in progress                               1,000    (1,183,572)
    Payments for deposits                                                       (4,000)      (33,983)
                                                                              --------     ----------
       Net cash used in investing activities                                    (3,000)   (1,217,555)
                                                                              --------     ----------

Cash flows from financing activities
    Construction loan advances                                                       0     1,177,149
    Escrow account deposits                                                    (46,204)            0
    Payments for debt acquisition costs                                        (12,499)      (40,177)
    Partner capital contributions                                                    0         6,000
    Payments for distributions                                                 (23,000)            0
                                                                              --------     ----------
       Net cash from financing activities                                      (81,702)    1,142,972
                                                                              --------     ----------

Net increase in cash and cash equivalents                                      (94,751)      (80,059)

Cash and cash equivalents - beginning of period                                 81,141        96,714
                                                                              --------     ----------

Cash and cash equivalents - end of period                                   $  (13,610)       16,655
                                                                            ==========     =========

Reconciliation of net income to net cash flows from operating activities:

Net loss                                                                      (103,311)       (5,476)

Adjustments to reconcile net loss to net
  cash used in operating activities:
       Depreciation and amortization                                           133,417             0
       Changes in:
         Shortterm assets                                                      (25,302)            0
         Accounts payable and other expenses                                   (14,853)            0
                                                                              --------       --------
                                                                           $   (10,049)       (5,476)
                                                                            ==========     =========

Supplemental schedule of noncash investing and financing
      activities:
         Obligations incurred in connection with
            construction in progress                                                 0       875,000




See accompanying notes to unaudited financial statements.

                              ESSEX GLENMAURA L.P.
                             (A Limited Partnership)
                     Notes to Unaudited Financial Statements
                             June 30, 1997 and 1996

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Scope of Business

         The Partnership is a New York Limited Partnership formed to construct, own and operate a 120-room hotel, Courtyard by Marriott, Southeast of Scranton, Pennsylvania under a franchise agreement with Marriott International, Inc. (the Project). Construction was completed during 1996 and operations began on September 4, 1996.

         The Partnership was formed on May 18, 1995 and will terminate on the earlier of December 31, 2045 or the date the Partnership is terminated pursuant to the partnership agreement or by law.

         Unaudited Interim Financial Information

         The interim financial data included in these financial statements is unaudited; however, in the opinion of management, such financial data includes all adjustments of a normal recurring nature necessary for a fair presentation of the Partnership's financial condition and results of operations
 .
         Allocations of Income or Loss

         The Partnership agreement provides that net losses of the Partnership be first allocated among the Partners to the extent of the positive balances in the Partners' capital accounts, to make the respective balances equal to the distributions that would have been made had the aggregate balances in all Partners' capital accounts been distributed in accordance with each Partner's pro rata share. Losses are next allocated in accordance with each Partner's pro rata share in an amount equal to the difference between nonrecourse debt of the Partnership and the adjusted basis of the Partnership property securing such nonrecourse debt. All additional losses are allocated to the General Partner. Net income is allocated first to the General Partner in an amount equal to the loss allocated to the General Partner as described above. Next, income is allocated in accordance with each Partner's pro rata share in an amount equal to the loss allocated to the Partners as described above. Income is then allocated to those Partners with negative balances in their capital accounts. All additional income is then allocated in accordance with each Partner's pro rata share.

         Cash and Cash Equivalents

         For the purposes of the financial statements, cash and cash equivalents include money market funds and commercial savings accounts.

         Method of Accounting

         The Partnership has prepared its financial statements on the accrual method of accounting.

         Income Taxes

         No provision for income taxes has been provided since any liability is the individual responsibility of the Partners.

         Investment in Real Estate

         The investment in real estate is stated at cost and includes $261,929 of capitalized interest. Depreciation is calculated using straight-line and accelerated methods over the estimated useful lives of the assets.

                              ESSEX GLENMAURA L.P.
                             (A Limited Partnership)
                     Notes to Unaudited Financial Statements
                             June 30, 1997 and 1996

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Deferred Costs

         Organization costs are being amortized on a straight-line basis over a period of sixty months, beginning the first month of operation.

         Debt acquisition fees are being amortized over the life of the related debt on a straight-line basis.

         Distributions

         Distributions shall be made in accordance with each Partner's pro rata share at an amount and time determined by the General Partner.

         Syndication Costs

         Selling commissions,  legal and other costs totaling $46,617 related to
         the  offering  of  limited   Partnership  units  were  charged  against
         Partner's capital.

         Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue Recognition

         Revenues are recognized as earned in accordance with contractual arrangements for each transaction.

         Impairment of Long-Lived Assets

         In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership reviews long-lived assets and certain identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

2.       DEPOSIT

         The Partnership has made a non-refundable deposit of $55,000 pursuant to an option to purchase a second parcel of land (the Second Project) adjacent to the Project for purposes of constructing a second hotel. The option agreement expired in December of 1996 but is currently being renegotiated.

                              ESSEX GLENMAURA L.P.
                             (A Limited Partnership)
                     Notes to Unaudited Financial Statements
                             June 30, 1997 and 1996

3.       FINANCING OF INVESTMENT IN REAL ESTATE

         Financing of real estate consists of the following at June 30, 1997 and 1996:

         Notes Payable

         Notes payable consist of $1,500,000 of unsecured notes requiring monthly installments of interest only at 10.5% per annum. The notes mature on June 1, 1998 upon which all principal will be due unless the Partnership exercises its early repayment or note extension options. The Partnership has the right to repay the notes at face value. The Partnership also has the option to exercise two one-year extensions at extension fees ranging from one-half to one percent. Essex Partners Inc. guarantees payment of principal and interest on the notes.

         Mortgage Loan

         On February 28, 1997, the Partnership obtained permanent financing from GMAC Corporation for $5,000,000. The term of the loan is four years with a one year extension available if certain debt service coverage is attained. Monthly payments of interest only are due for the first year. Interest accrues at 3% over the LIBOR rate. Principal and interest payments are due thereafter based on a twenty-five year loan amortization. Starting in the second year of the loan, the Partnership will be required to maintain a replacement reserve escrow at 4% of room revenues. A commitment fee of $50,000 (1% of the loan proceeds) was paid, 50% of the fee upon acceptance of the commitment and 50% at closing. The loan is collateralized by the real and personal property and certain other assets.

         The aggregate annual principal payments for the years subsequent to 1997 are as follows: (there are no principal payments required in 1997)


                    1998                        $   1,539,129
                    1999                               51,449
                    2000                               56,836
                    2001                            4,852,586
                                                -------------
                                                  $ 6,500,000
                                                =============


         Construction Loan

         The Partnership received construction financing from Key Bank of up to $4,500,000, of which $1,177,149 had been drawn down as of June 30, 1996 and required monthly payments of interest only at a rate of 2.5% over the LIBOR rate. The construction loan was repaid with proceeds from the first mortgage loan.

                              ESSEX GLENMAURA L.P.
                             (A Limited Partnership)
                     Notes to Unaudited Financial Statements
                             June 30, 1997 and 1996

4.       RELATED PARTY TRANSACTIONS

         A summary of the fees earned by Essex Partners or its affiliates in 1996 and 1995 under the terms of the Partnership agreement are as follows:

                                                                                                      Three months ended
                                                                                                    ---------------------

TYPE OF FEE                            AMOUNT OF FEE                                              JUNE 1997        JUNE 1996
-----------                            -------------                                              ---------        ---------


Property Management Fee                4.5% of gross operating revenues from the hotel               26,521              -

Partnership Management Fee             .75% of gross operating revenues from the hotel                4,420              -

Accounting Fee                         $800 per month                                                 2,400              -


         In addition, Essex Partners may receive the following fees:

         a) a refinancing fee upon the closing of a refinancing of the Project, in the aggregate amount of 1% of the gross proceeds of the refinancing,

         b) a sales fee upon the closing of a sale of the Project, in the aggregate amount of 2.5% of the gross sales price, provided that the sum of such fee and any competitive real estate commission paid by the Partnership with respect to such sale does not exceed 5% of the gross sale price, and that Essex Partners Inc. renders substantial services in connection with the sale,

         c) in the event the General Partner elects to proceed with the Second Project on behalf of the Partnership, Essex Partners Inc. will receive additional compensation related to the acquisition of the second parcel, construction of the Second Project and securing additional equity and debt financing to fund such activities. Such compensation will include an acquisition fee equal to $50,000 for its services related to the acquisition of the second parcel and a development fee up to $150,000 plus 3% of total construction, site development and fixtures, furniture and equipment costs, as compensation for its services related to the development of the Second Project. In addition, as compensation for arranging construction and permanent financing for the Second Project, Essex Partners Inc. may receive a financing fee equal to 1% of the gross proceeds of the financing. Essex Partners Inc. also will receive an additional property management fee and partnership management fee calculated as described in the summary schedule above based on the gross operating revenues of the Second Project. If the Second Project is sold and/or refinanced, Essex Partners Inc. will receive additional sales and/or refinancing fees calculated as described in paragraphs
                  (a) and (b) above based on the gross sales and/or refinancing proceeds of the Second Project, and

                              ESSEX GLENMAURA L.P.
                             (A Limited Partnership)
                     Notes to Unaudited Financial Statements
                             June 30, 1997 and 1996


4.       RELATED PARTY TRANSACTIONS (CONTINUED)

         d) Essex Partners Inc. and its affiliates also will receive offering-related fees for services in connection with (I) the offering of additional partnership interests and/or notes, or
                  (ii) the  possible  refinancing  of the  Project or the Second
                  Project to fund the acquisition of the land and/or construction or one or both of those projects. Essex Partners Inc. and its affiliates are expressly authorized to receive from the Partnership the fees and sales commissions customarily charged by Essex Partners Inc. and its affiliates for rendering comparable services on competitive terms.

5.       FRANCHISE FEES

         The Partnership has entered into a franchise agreement with Marriott International, Inc. Under the terms of the agreement, the Partnership paid an initial franchise fee of $48,000. The term and amortization period of the franchise agreement is twenty years, with an option to renew for an additional ten-year period.

         The Partnership is required to pay a monthly royalty fee in an amount equal to 4% of gross room rentals for the first two years of operations and 5% during the remainder of the term of the agreement, a marketing fee of 2-3% of gross revenues, a reservation system fee, a property management system fee, a communication support fee and a revenue management fee. Payments to Marriott for the three month period ending June 30, 1997 included royalty fees of $18,962, marketing fees of $9,481, reservation system fees of $12,870 and other fees of $13,785. There were no fees paid in the three months ending June 30, 1996.

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