Form 10QSB
period 1997-09-30
ESSEX HOSPITALITY ASSOCIATES IV LP
filed 1997-11-13
CIK 1000375

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

            Yes     X                             No
                  ------                              ------

As of November 10, 1997, a total of 2,945 Limited Partnership Units were outstanding.

                                     PART 1

                              FINANCIAL INFORMATION

 Item 1.   Financial Statements
----------------------------------------------------------------------------

                      Essex Hospitality Associates IV L.P.
                                 Balance Sheets
                           September 30, 1997 and 1996
                                   (Unaudited)

                  ASSETS                                 1997          1996
                 --------                               ------         ----
 Investments in real estate, at cost:
      Land                                          $  2,069,129      2,640,300
      Land improvements                                    4,044
      Building                                         4,430,468
      FF&E                                               512,003
      Construction in progress                           334,462      6,507,304
                                                    ------------    -----------
                                                       7,350,106      9,147,604
      Less accumulated depreciation                      (27,076)          --
                                                    ------------    -----------
         Net investments in real estate                7,323,030      9,147,604
                                                    ------------    -----------
Investment in partnership                                444,210           --

Cash and cash equivalents                                345,220      2,454,055
Restricted cash                                        1,221,819

Deferred costs:
      Debt issuance                                      842,578        690,253
      Franchise                                           85,000        128,000
      Other                                               73,224         60,766
                                                    ------------    -----------
                                                       1,000,802        879,019
      Less accumulated amortization                     (128,676)       (51,361)
                                                    ------------    -----------
                                                         872,126        827,658
                                                    ------------    -----------

Other assets                                             253,090        494,340
                                                    ------------    -----------

      Total assets                                  $ 10,459,495     12,923,657
                                                    ============    ===========

           LIABILIITIES AND PARTNERS' CAPITAL
           ----------------------------------
Liabilities
      Accounts payable - construction               $     54,425         47,696
      Accounts payable and accrued expenses               34,210         46,241
      Subordinated notes payable                       5,298,000      4,920,000
      First mortgage loan payable                      4,500,000           --
     Construction loan payable                              --        4,213,008
      Notes payable                                         --        1,500,000
                                                    ------------    -----------
          Total liabilities                            9,886,635     10,726,945
                                                    ------------    -----------

      Minority interest - Essex Glenmaura L.P.              --          973,087
                                                    ------------    -----------

Commitments and contingencies (notes 5 and 6)

Partners' capital                                        594,375      1,396,824
      Less notes receivable from partners                (21,515)      (173,199)
                                                    ------------    -----------
          Total partners' capital                        572,860      1,223,625
                                                    ------------    -----------

Total liabilities and partners' capital             $ 10,459,495     12,923,657
                                                    ============    ===========



 See accompanying notes to unaudited financial statements.

                      Essex Hospitality Associates IV L.P.
                               Statement of Income
               For the Quarters ended September 30, 1997 and 1996
                                   (Unaudited)

                                                            1997          1996
                                                            ------        -----
 REVENUE:
 --------
      Rooms                                                420,440       56,629
      Food and beverage                                       --         11,265
      Telephone and other commissions                       17,055        4,313
                                                           -------     --------
                                                           437,495       72,207
                                                           -------     --------

OPERATING EXPENSES:
------------------
      Rooms                                                103,770       27,924
      Food & beverage expenses                                --         21,148
      Commissions expenses                                   3,039          402
      Advertising & promotion                               16,521       13,817
      Repairs & maintenance                                 12,240        8,885
      Utilities                                              8,135         --
      Administrative & general                              20,125        9,438
      Property taxes                                          --           --
      Insurance                                              2,114        1,095
      Royalty fees                                           9,234        2,265
      Management fees                                       15,417        3,254
      Partnership management fees                            2,570          542
      Depreciation and amortization                         57,912       10,995
      Miscellaneous                                         20,266        2,762
                                                           -------     --------
                                                           271,343      102,527
                                                           -------     --------

            Income from operations                         166,152      (30,320)

      Interest expense                                    (128,881)    (111,187)
      Interest income                                          759       17,541
      Equity (loss) of partnership                         (62,384)        --
                                                           -------     --------
                                                          (190,506)     (93,646)
                                                           -------     --------

         Income (loss) before minority interest
              in loss of partnership                       (24,354)    (123,966)
                                                           -------     --------

Minority interest in income/(loss) of partnership             --        (46,697)
                                                           -------     --------

Net loss (loss)                                            (24,354)     (77,269)
                                                          ========     ========

Net loss - general partners                                   (244)        (773)
               - limited partners                          (24,110)     (76,496)
                                                           -------     --------
                                                           (24,354)     (77,269)
                                                          ======================


Net loss per limited partner unit                              (10)         (52)
                                                          ======================

 See accompanying notes to unaudited financial statements.


                             Essex Hospitality Associates IV L.P.
                                   Statements of Cash Flows
                      For the Quarters ended September 30, 1997 and 1996
                                         (Unaudited)

                                                              1997           1996
                                                             ------         ------
 Cash flows from operating activities
      Cash received from customers                            385,863        53,310
      Cash paid to suppliers                                 (284,003)      (52,775)
      Interest received                                           759        17,551
      Interest paid                                          (128,881)     (111,187)
                                                           ----------    ----------
         Net cash from operating activities                   (26,262)      (93,101)
                                                           ----------    ----------

Cash flows from investing activities
      Payments for land and construction in progress       (2,023,556)   (3,236,046)
      Increase in restricted cash                          (1,221,819)         --
      Payments for deposits                                   (46,314)      126,756
                                                           ----------    ----------
         Net cash used in investing activities             (3,291,689)   (3,109,290)
                                                           ----------    ----------

Cash flows from financing activities
      Partners' capital contributions                          16,927       270,972
      Payments for syndication costs                          (12,341)      (30,085)
      Proceeds from subordinated notes payable                   --         277,000
      Proceeds from construction loan                            --       3,035,859
      Proceeds from first mortgage loan                     4,500,000          --
      Repayment of advance from affiliate                    (596,156)         --
      Payments for debt acquisition costs                    (232,431)      (38,032)
      Distributions received from partnership investment       22,900          --
      Payments for distributions                              (46,741)      (34,488)
                                                           ----------    ----------
         Net cash from financing activities                 3,652,158     3,481,226
                                                           ----------    ----------
Net increase in cash and cash equivalents                     334,207       278,835

Cash and cash equivalents - beginning of quarter               11,013     1,354,265
                                                           ----------    ----------

Cash and cash equivalents - end of quarter                    345,220     1,633,100
                                                           ==========    ==========








See accompanying notes to unaudited financial statements.


                             Essex Hospitality Associates IV L.P.
                                   Statements of Cash Flows
                      For the Quarters ended September 30, 1997 and 1996
                                         (Unaudited)

Reconciliation of net income to net cash flows from operating activities:

Net loss                                                                         (24,354)      (77,269)

Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                               57,912        10,995
       Minority interest in net loss of partnership                                 --         (46,697)
      Equity loss of partnership                                                  62,384          --
      Changes in:
          Other assets                                                          (153,308)      (18,228)
         Accounts payable and other expenses                                      31,104        38,098
                                                                              ----------    ----------
                                                                                 (26,262)      (93,101)
                                                                              ==========    ==========



Supplemental schedule of noncash investing and financing
      activities:
      Obligations incurred (repaid) in connection with
            construction in progress                                          (1,509,106)   (1,299,340)

      Notes received from  (paid by) general and limited
            partners                                                             (16,927)        2,389






 See accompanying notes to unaudited financial statements.

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1997

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

         The Partnership has acquired land in order to construct and operate hotels. In December 1995, land was purchased in Solon, Ohio. Hampton Inn hotel opened on the Solon site on August 1, 1997. As a condition to receiving permanent financing, a special purpose entity was created to own the Solon Hampton Inn, Solon Hotel LLC. The managing member of Solon Hotel LLC is Essex Hotel LLC, a single purpose entity created to act as the managing member of Solon Hotel LLC. The membership interests in Solon Hotel LLC are owned 99% by the Partnership and 1% by Essex Hotel LLC, whose sold member is the Partnership.

         In December 1995, the Partnership also purchased land in Warwick, Rhode Island in anticipation of the construction of a Homewood Suites hotel. Construction was delayed as a result of higher than projected construction costs and a change in market conditions. The Partnership has decided not to proceed with construction of the Homewood Suites and is currently pursuing a sale of the site. The disposal is not expected to have a significant impact on the Partnership's financial statements.

         In June 1997, the Partnership purchased land in Erie, Pennsylvania for construction of a Hampton Inn hotel. In June 1997, the Partnership transferred the Erie property to a single purpose entity, Erie Hotel LLC. The managing member of Erie Hotel LLC is Essex Hotels II LLC, a single purpose entity created to act as the managing member of Erie Hotel LLC. The membership interests in Erie Hotel LLC are owned 99% by the Partnership and 1% by Essex Hotels II LLC, whose sole member is the Partnership. The Partnership is currently negotiating with GMAC for a first mortgage loan in the principal amount of $4.5 million to finance the construction of the Erie Hampton Inn hotel.

         In January 1996, the Partnership acquired a 54% limited partnership interest in Essex Glenmaura L.P. (Glenmaura) through the purchase of
         12.5 limited partnership units for $1,250,000. The purchase price was equal to the prorata portion of the fair value of the net assets acquired. Glenmaura owns and operates a Courtyard by Marriott hotel near Scranton, Pennsylvania. Construction of the hotel was completed during 1996 and operations began on September 4, 1996. As a condition to receiving permanent financing for the Solon Hampton Inn, the Partnership was required to reduce its investment in Glenmaura to less than 50%. In June 1997, 1.05 units were sold to the general partner for $105,000 reducing the Partnership's interest to 49.8%.

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1997

1) ORGANIZATION (CONTINUED)
   ------------------------

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

         In accordance with the Partnership agreement, the ratio of gross proceeds from the offering of limited partnership units to total gross proceeds from the public offering of notes and limited partnership units prior to the termination of the offering may not be less than .15 to 1. At September 30, 1997, that ratio was .36 to 1.

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1997

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         BASIS OF ACCOUNTING
         -------------------

         The financial statements of the Partnership were prepared on the accrual basis of accounting in conformity with generally accepted accounting principles.

         UNAUDITED INTERIM FINANCIAL INFORMATION
         ---------------------------------------

         The interim financial data included in these financial statements is unaudited; however, in the opinion of management, such financial data includes all adjustments of a normal recurring nature necessary for a fair presentation of the Partnership's financial condition and results of operation.

         INVESTMENT IN PARTNERSHIP
         -------------------------

         Investment in partnership with a 50% or less ownership interest will be accounted for by the equity method. Ownership interests exceeding 50% will be accounted for under the consolidated method.

         INVESTMENT IN REAL ESTATE
         -------------------------

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


         CASH AND CASH EQUIVALENTS
         -------------------------

         Cash investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.

         DEFERRED COSTS
         --------------

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

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1997

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         SYNDICATION COSTS
         -----------------

         Selling commissions and legal, accounting, printing and other filing costs totaling $339,479 related to the offering of the limited partnership units were charged against the proceeds of the public offering.

         INCOME TAXES
         ------------

         No provision for income taxes has been provided since any liability is the individual responsibility of the partners.

         RECOGNITION OF REVENUE
         ----------------------

         Revenues are recognized as earned in accordance with contractual arrangements for each transaction.

         LIMITED PARTNERSHIP PER UNIT DATA
         ---------------------------------

         Net loss per limited partner unit is calculated by dividing net loss by the weighted average number of units outstanding during the year. The weighted average number of units outstanding was 2,402 during the third quarter, 1997.

         USE OF ESTIMATES
         ----------------

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

         FIRST MORTGAGE LOAN
         -------------------

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

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1997

(3)      DEBT (CONTINUED)
         ----------------

         SUBORDINATED NOTES PAYABLE
         --------------------------

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

         The aggregate annual principal payments of the debt obligations for the three months ended December 31, 1997 and years subsequent to 1997 are as follows:


                  1997                                 -0-
                  1998                              24,039
                  1999                              51,484
                  2000                              56,383
                  2001                           9,666,094
                                  ------------------------
                                                 9,798,000
                                  ========================

         In the third quarter 1997, interest of $73,057 was capitalized in investments in real estate as the debt was used to finance construction of hotels. No interest was capitalized in the third quarter, 1996.

(4)      FRANCHISE FEES
         --------------

         In 1995, Promus Corporation (Promus) approved a license agreement for the Partnership to operate a Hampton Inn hotel in Solon, Ohio. An initial franchise fee of $40,000 was paid. In 1997, the Partnership entered into a license agreement with Promus to operate a Hampton Inn in Erie, Pennsylvania which required an initial franchise fee of $45,000. The term and amortization period of the license agreements are twenty years. In addition, for each hotel, the Partnership will be required to pay Promus a monthly royalty fee of 4% of gross rooms revenues, a monthly marketing/reservation fee of 4% of gross rooms revenue, an initial software license fee of $3,000 plus $85 per guest room with a monthly maintenance charge of $300 to $400 per month, and a monthly amount equal to any sales tax or similar tax imposed on Promus on payments received under the license agreement. The Partnership incurred royalty and marketing/ reservation fees of $9,234 during the third quarter, 1997. No royalty or marketing/reservation fees were incurred in the third quarter, 1996.

         Promus requires the Partnership to establish a capital reserve escrow account based on a percentage of gross revenues generated by each hotel which will be used for product quality requirements of the hotel. Cumulative funding of the reserve for the first five years increases

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1997

(4)      FRANCHISE FEES (CONTINUED)
         --------------------------

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

(5)      RELATED PARTY TRANSACTIONS
         --------------------------

         A summary of fees earned by Essex  Partners or its  affiliates  for the
         three  months  ended   September  30,  1997  under  the  terms  of  the
         Partnership agreement follows:


                                                                              3RD QTR         3RD QTR
  TYPE OF FEE                   AMOUNT OF FEE                                  1997            1996
  -----------                   -------------                                  ----            ----
Selling Commission            Up to $80 per limited partnership           $       -0-        $ 36,120
                              unit and $55 per $1,000 sold

Organization and              3.4% of the gross proceeds of the                   -0-          18,620
Offering Fee                  offering

Acquisition Fee               $110,000 per hotel site                             -0-             -0-

Development Fee               $160,000 per hotel, plus 5% of the               34,000             -0-
                              total cost of the hotel in excess of
                              $2.7 million (not to exceed $325,000
                              per hotel)

Property                      4.5% of gross operating revenues                 15,417             -0-
Management Fee                from the hotels

Partnership                   .75% to 1.25% of gross operating                  2,570             -0-
Management Fee                revenues from the hotels

Accounting Fee                $800 per month                                    1,600             -0-
                                                                             $ 53,587        $ 54,740
                                                                             ========        ========


                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1997


(5)      RELATED PARTY TRANSACTIONS (CONTINUED)
         --------------------------------------

         The above fees are reflected in the accompanying financial statements as follows:


                                                                   3rd Qtr      3rd Qtr
          Balance Sheet:                                            1997         1996
                                                                 ----------   --------
     Investment in real estate                                   $   34,000   $   -0-

     Deferred debt issuance costs                                       -0-     24,655

     Syndication costs, charged to partner's capital                    -0-     30,085

                                                                 $   34,000   $ 54,740
                                                                 ==========   ========
          Statements of Operations:

     Management fees to affiliates                                  $15,417        -0-

     Administrative expense                                           1,600        -0-

     Partnership management fees                                      2,570        -0-

                                                                    $19,587   $    -0-
                                                                 ==========   ========

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

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1997


(6)      INVESTMENT IN PARTNERSHIP
         -------------------------

         The Partnership owns a 49.8% interest in Essex Glenmaura L.P. (see note
         1). Summarized financial information for Essex Glenmaura as of and for the three monthls ended June 30, 1997 follows:


                Assets                            $ 7,620,000

                Liabilities                         6,649,000

                Partners' capital                     971,000

                Revenues                              587,000

                Net loss                            (125,000)

                                 Essex Glenmaura L.P.
                                  Balance Sheet
                           September 30, 1997 and 1996
                                   (unaudited)


                       ASSETS                      1997          1996
                      --------                    ------         -----
 Investments in real estate, at cost:
      Land                                      $ 1,223,636     1,223,636
      Land improvements                             283,116          --
      FF&E                                        1,387,260          --
      Building                                    4,969,620          --
      Construction in progress                         --       6,004,688
                                                -----------    ----------
                                                  7,863,632     7,228,324
      Less accumulated depreciation                (577,136)         --
                                                -----------    ----------
         Net investments in real estate           7,286,497     7,228,324
                                                -----------    ----------

Unrestricted cash and cash equivalents              (44,265)       56,731

Restricted cash and cash equivalents                 89,005          --

Deferred costs:
      Debt issuance                                 268,887       192,115
      Franchise                                      48,000        48,000
      Other                                          10,000        10,000
                                                -----------    ----------
                                                    326,887       250,115
      Less accumulated amortization                (173,583)      (18,376)
                                                -----------    ----------
                                                    153,304       231,739
                                                -----------    ----------

Other assets                                        135,429       492,386
                                                -----------    ----------

      Total assets                              $ 7,619,970     8,009,180
                                                ===========    ==========

        LIABILIITIES AND PARTNERS' CAPITAL
        ----------------------------------
Liabilities
      Accounts payable and accrued expenses     $   129,307        39,047
      Accounts payable - construction                19,876        21,491
      First mortgage loan payable                 5,000,000          --
      Construction loan payable                        --       4,213,008
      Notes payable                               1,500,000     1,500,000
                                                -----------    ----------
          Total liabilities                       6,649,183     5,773,546
                                                -----------    ----------

Commitments and contingencies (notes 5 and 6)

Partners' capital                                   970,787     2,235,634
                                                -----------    ----------

Total liabilities and partners' capital         $ 7,619,970     8,009,180
                                                ===========    ==========


See accompanying notes to unaudited financial statements.

                                Essex Glenmaura L.P.
                                Statements of Income
                 For the Quarters ended September 30, 1997 and 1996
                                    (unaudited)


                                                   1997          1996
                                                   ----          ----
Revenue:
      Rooms                                        499,710      56,629
      Food and beverage                             54,153      11,265
      Telephone and other commissions               33,132       7,136
                                                   -------      ------
                                                   586,995      75,030
                                                   -------      ------

Operating expenses:
      Rooms                                        133,012      27,991
      Food & beverage expenses                      55,130      21,148
      Administrative & general                      46,431       9,104
      Utilities                                     29,888        --
      Advertising & promotion                       35,287      12,684
      Repairs & maintenance                         26,713       8,885
      Management fees                               27,204        --
      Royalty fees                                  22,075        --
      Commissions expenses                          15,648         402
      Property taxes                                28,592        --
      Insurance                                      4,906       1,095
      Miscellaneous                                    433        --
      Partnership management fees                    4,534        --
      Depreciation and amortization                133,418        --
                                                   -------      ------
                                                   563,271      81,309
                                                   -------      ------

Income (loss) from operations before interest       23,724      (6,279)

      Interest expense                            (149,010)       --
      Interest income                                   18          10
                                                   -------      ------
                                                  (148,992)         10
                                                   -------      ------

 Net loss                                         (125,268)     (6,269)
                                                  --------      ------


 Net loss - general partners                        (5,011)       (251)
                - limited partners                (120,257)     (6,018)
                                                  --------      ------
                                                 $(125,268)   $ (6,269)
                                                 =========    ========

 Net loss per limited partner unit               $  (5,466)   $   (274)
                                                 =========    ========



 See accompanying notes to unaudited financial statements.


                                  Essex Glenmaura L.P.
                                Statements of Cash Flows
                   For the Quarters Ended September 30, 1997 and 1996
                                       (unaudited)

                                                                                1997          1996
                                                                                ----          ----
 Cash flows from operating activities
      Cash received from customers                                            $ 623,564        42,895
      Cash paid to suppliers                                                   (427,153)     (288,801)
      Interest received                                                              18            10
      Interest paid                                                            (149,010)         --
                                                                              ---------    ----------
         Net cash from operating activities                                      47,419      (245,896)
                                                                              ---------    ----------

Cash flows from investing activities
      Payments for land and construction in progress                            (68,863)   (2,865,208)
      Payments for deposits                                                       5,732       126,756
                                                                              ---------    ----------
         Net cash used in investing activities                                  (63,131)   (2,738,452)
                                                                              ---------    ----------

Cash flows from financing activities
      Construction loan advances                                                   --       3,035,859
      Escrow account deposits                                                   (34,653)         --
      Escrow account disbursements                                               66,167          --
      Payments for debt acquisition costs                                          (457)      (11,435)
      Payments for distributions                                                (46,000)         --
                                                                              ---------    ----------
         Net cash from financing activities                                     (14,943)    3,024,424
                                                                              ---------    ----------

Net increase in cash and cash equivalents                                       (30,655)       40,076

Cash and cash equivalents - beginning of period                                 (13,610)       16,655
                                                                              ---------    ----------

Cash and cash equivalents - end of period                                     $ (44,265)       56,731
                                                                              =========    ==========


Reconciliation of net income to net cash flows from operating activities:

Net loss                                                                       (125,268)       (6,269)

Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                             133,418          --
      Changes in:
         Shortterm assets                                                        13,104      (203,346)
         Accounts payable and other expenses                                     26,165        38,749
                                                                              ---------    ----------
                                                                              $  47,419      (245,896)
                                                                              =========    ==========

Supplemental schedule of noncash investing and financing
      activities:
      Obligations paid in connection with
            construction in progress                                               --       1,320,000



See accompanying notes to unaudited financial statements.

                                  ESSEX GLENMAURA L.P.
                                 (A Limited Partnership)
                         Notes to Unaudited Financial Statements
                               September 30, 1997 and 1996

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

                                   ESSEX GLENMAURA L.P.
                                 (A Limited Partnership)
                         Notes to Unaudited Financial Statements
                               September 30, 1997 and 1996

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

      REVENUE RECOGNITION

      Revenues  are  recognized  as  earned  in  accordance   with   contractual
      arrangements fro each transaction.

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

                                   ESSEX GLENMAURA L.P.
                                 (A Limited Partnership)
                         Notes to Unaudited Financial Statements
                               September 30, 1997 and 1996

3.    FINANCING OF INVESTMENT IN REAL ESTATE

      Financing of real estate consists of the following at September 30, 1997 and 1996:

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

                                   ESSEX GLENMAURA L.P.
                                 (A Limited Partnership)
                         Notes to Unaudited Financial Statements
                               September 30, 1997 and 1996

4.    RELATED PARTY TRANSACTIONS

      A summary of the fees earned by Essex Partners or its affiliates in 1996 and 1995 under the terms of the Partnership agreement are as follows:

                                                                                THREE MONTHS ENDED
                                                                                -------------------

TYPE OF FEE                   AMOUNT OF FEE                                      SEPT 1997   SEPT 1996
-----------                   -------------                                      ---------   ---------
Property Management Fee      4.5% of gross operating revenues from the hotel      27,204         --
Partnership Management Fee   .75% of gross operating revenues from the hotel       4,534         --
Accounting Fee               $800 per month                                        2,400         --


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

                                   ESSEX GLENMAURA L.P.
                                 (A Limited Partnership)
                         Notes to Unaudited Financial Statements
                               September 30, 1997 and 1996
5.    FRANCHISE FEES

      The Partnership has entered into a franchise agreement with Marriott International, Inc. Under the terms of the agreement, the Partnership paid an initial franchise fee of $48,000. The term and amortization period of the franchise agreement is twenty years, with an option to renew for an additional ten-year period.

      The Partnership is required to pay a monthly royalty fee in an amount equal to 4% of gross room rentals for the first two years of operations and 5% during the remainder of the term of the agreement, a marketing fee of 2-3% of gross revenues, a reservation system fee, a property management system fee, a communication support fee and a revenue management fee. Payments to Marriott for the three month period ending September 30, 1997 included royalty fees of $22,074, marketing fees of $11,037, reservation system fees of $14,680 and other fees of $13,765. There were no fees paid in the three months ending September 30, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ---------------------------------------------------------

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

The Partnership began construction of a 103-room Hampton Inn in Solon, Ohio in late 1996, which opened August 1, 1997. The Solon Hampton Inn is expected to cost about $7,000,000, including the cost of the land, cost of construction, cost of furnishings, construction period interest, financing costs (debt and equity) and all soft costs such as architectural costs, engineering, franchise fee and working capital. The General Partner secured first mortgage financing from GMAC Commercial Mortgage Corporation (GMAC) in July, 1997. As a condition of receiving financing, the Partnership was required to create special purpose entities to own each of its properties. Solon Hotel LLC was created to own the Solon Hampton Inn. The membership interests of the Solon Hotel LLC are owned 99% by the Partnership and 1% by Essex Hotel LLC, whose sole member is the Partnership. The first mortgage is in the amount of $4.5 million and is to be advanced in three installments. The first installment of $1,000,000 (net of offering costs) was received upon the closing of the loan. The second installments was received at the end of August, 1997. The third installment has been delayed until the final negotiations with the general contractor over the total cost of construction are completed, which is expected to be by the end of November. The term of the first mortgage loan is for a period of four years, with a one year extension upon the payment of an extension fee and the achievement of a specified debt service coverage ratio. Monthly payments of interest only are due for the first year, thereafter, monthly payments of principal and interest are due based on a 25 year amortization. Interest will accrue at the rate of 3.25% over the 30-day LIBOR index. Starting in the second year of the loan, Solon Hotel LLC will be required to maintain a replacement reserve escrow at 2% of room revenues. The required replacement reserve increases to 4% of room revenues in the third year of the loan. The balance of the amount required to complete the Solon Hampton Inn was provided through the Partnership's offering of Notes and Units.

The Partnership acquired a site in Erie Pennsylvania in June, 1997 as a possible location for the construction and operation of a Hampton Inn hotel. The site is approximately 2.5 acres and was acquired for an aggregate purchase price of $650,000 plus closing costs of $27,000 and demolition costs of approximately $15,000. The Partnership has obtained a license agreement from Promus Hotel to construct and operate a 100-room Hampton Inn hotel. The General Partner started construction of the Erie Hampton Inn in October, 1997. The hotel is expected to open in the late spring, 1998. The Partnership does not have sufficient funds to complete construction of the Erie Hampton Inn. So as to enable the Partnership to pursue favorable external financing opportunities with respect to the Erie Hampton Inn, in June 1997 the Partnership transferred the Erie property to Erie Hotel LLC, a single purpose entity. The membership interests of the Erie Hotel LLC are owned 99% by the Partnership and 1% by Essex Hotels II LLC, whose sole member is the Partnership. The Partnership is currently negotiating with GMAC for a first mortgage loan in the principal amount of $4.5 million to finance construction of the Erie Hampton Inn. As of the date of this filing, the Partnership has received no commitment for external financing.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion analyzes the financial statements of the Partnership as of September 30, 1997 and 1996. The Partnership had an ownership interest of 54.3% in Essex Glenmaura until June 9, 1997, at which time the Partnership's ownership interest was reduced to 49.8%. For the third quarter, 1997 the Partnership's investment in Essex Glenmaura is accounted for on the equity method. The financial statements of the Partnership and Essex Glenmaura for the third quarter 1996 are consolidated. The consolidated financial statements include the accounts of the Partnership and Essex Glenmaura. Also attached are the financial statements for Essex Glenmaura for the third quarter, 1997 and 1996.

From July 1, 1997 to September 30, 1997, the total assets of the Partnership increased approximately $2.4 million. The investments in real estate increased $459,000 for additional costs incurred for the Solon and Erie construction. The Partnership's unrestricted cash balance increased approximately $334,000 from proceeds of the Solon first mortgage loan. The restricted cash balance increased $1,222,000, which represents primarily the remaining proceeds of the Solon first mortgage loan which are expected to be advanced by the end of November. The assets of the Partnership at September 30, 1997 include $444,000 of investment in partnership, which represents the Partnership's investment in Glenmaura, net of reductions for net losses of $665,000 incurred through September 30, 1997, the sale of 1.05 limited partnership units for $105,000 and distributions of $35,400. The deferred assets of the Partnership increased $202,000 from costs incurred for the Solon first mortgage loan.

The Partnership's liabilities increased approximately 2.4 million from July 1, 1996 to September 30, 1997, primarily from the receipt of the $4.5 million first mortgage loan for Solon. Accounts payable-construction decreased $1.5 million from the payment of the outstanding construction invoices for the Solon Hampton Inn. The Due to affiliate of $596,000 was also repaid in the third quarter from proceeds from the first mortgage loan. Partners' capital was reduced $67,000 in third quarter. During the quarter, the Partnership incurred a $24,000 net loss, received $16,000 in promissory note payments from investors, incurred $12,000 in additional syndication costs and paid $47,000 in partner distributions.

The primary revenue source for the quarter ended September 30, 1997 was room revenues of $420,000 from the Solon Hampton Inn, which was the only hotel in operation. Telephone and other commission revenue totaled $17,000, for total revenues of $437,000. For the quarter ended September 30, 1996, total revenues were $72,200, which represents revenue generated by Essex Glenmaura L.P. after opening on September 4, 1996. Operating expenses for the quarter ended September 30, 1997, before depreciation and amortization, totaled $213,000. Depreciation and amortization of $57,000 was recorded for income from operations of $166,000. The single largest operating expense for the Partnership is rooms expense, which totaled $104,000 for the quarter. Operating expenses for the third quarter 1996 totaled $103,000 after depreciation and amortization of $10,000 composed primarily of rooms expenses of $28,000 and food and beverage expenses of $21,000. The loss from operations for the third quarter 1996 totaled $30,000. The Partnership's interest expense for the third quarter 1997, net of interest income was $128,000, representing interest incurred on the subordinated notes payable and the first mortgage loan for Solon since August 1, 1997. Interest expense prior to August 1, 1997 was capitalized. Net interest expense for the third quarter 1996 totaled $94,000, and represented interest incurred by Essex Glenmaura since the opening of the Courtyard hotel in September, 1996, and interest incurred by the Partnership to the extent not required for construction. Also included in other expenses are the Partnership's equity in the loss of Glenmaura for the third quarter of $62,000. The net loss for the quarter is $187,000 before allocating $23,000 of the net loss to the minority interest in Glenmaura. The net loss for the Partnership for the quarter ended September 30, 1997 was $24,000. For the quarter ended September 30, 1996, the loss before minority interest was $124,000, and the net loss was $77,000 after allocating $47,000 of loss to the minority interests in Glenmaura.

The Solon Hampton Inn opened in August, 1997. The property achieved an average occupancy of 81% for the two months it was open in the third quarter, at an average daily rate of $82.61. The revenue per available room was $66.92. The Solon Hampton Inn is located in a commercial area outside Cleveland, close to some major tourist attractions which generate heavy travel in the summer months. The Solon Hampton Inn has had a much stronger start than the typical hotel due to its location and the timing of its opening. The general partner expects Solon to generate strong revenues until the holiday season, when commercial travel typically slows down.

The Courtyard by Marriott owned by Glenmaura opened in September, 1996. The property achieved an average occupancy of 69% for the third quarter of 1997, at an average daily rate of $65.77. The revenue per available room for the third quarter of 1997 was $45.38. Glenmaura is in the start-up phase of operations. New hotels require from several months to a couple years to establish a stable customer base. During the start-up phase, occupancy is building, and room rates may be lower to attract new customers. When a strong customer base is established, room rates can be raised to a more competitive level.

As of September 30, 1997 the Partnership had approximately $9.8 million of outstanding long term indebtedness comprised of the subordinated notes of $5.3 million and the first mortgage loan for Solon of $4.5 million. The subordinated notes are due in December 2001, unless extended by their terms for one year to December 2002. The Solon loan is due in July 2001 unless extended by its terms for one year to July 2002. Once the Solon Hampton Inn hotel reaches more stabilized operations, the Partnership expects to be able to place a larger new first mortgage loan on the property, such that when it needs to refinance the total outstanding indebtedness, which is expected to be $9.8 million in July 2001, it can do so through a combination of retained excess working capital, new first mortgage financing and, if necessary, new subordinated note financing. If additional Offering proceeds are sold and the Partnership secures External Financing and/or a General Partner Loan to finance construction of the Erie Hampton Inn, it is expected the Partnership's long term indebtedness would total between $12.5 million and $14.5 million. Again, once the Solon Hampton Inn and the Erie Hampton Inn hotels reach more stabilized operations, the Partnership would expect to be able to refinance the total outstanding indebtedness through a combination of retained excess working capital, larger new first mortgage loans and, if necessary, new subordinated note financing.

At the current time, the Partnership does not have sufficient funds to complete the construction of the Erie Property. The Partnership intends to raise additional funds from the Offering and obtain External Financing from an institutional lender. No commitments have been received as of the date of this Prospectus for such External Financing. Since the Partnership can control the timing of construction, the construction of the Erie Property can be delayed until the required additional financing can be obtained. If the Partnership is unable to secure sufficient External Financing, however, the Partnership will not be able to complete the construction of the Erie Hampton Inn and it will try to sell the Erie Property. A portion of any excess working capital generated as a result of the sale of the Erie Property ( and the Warwick Property) can also be used to reduce the outstanding indebtedness.

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

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

         a.       EXHIBITS
                  --------

                  None

         b.       REPORTS ON FORM 8-K
                  -------------------

                  There was one report 8-K filed in the third quarter, 1997. The report was dated June 9, 1997 and described the sale of limited partnership units in Essex Glenmaura L.P.. A balance sheet of Essex Glenmaura L.P. and pro forma statements of operations for the year ended December 31, 1996 and the six months ended June 30, 1997 were included, reflecting the sale of the limited partnership units. The amended report was filed on September 18, 1997.





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


                                    ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                           Registrant



Dated:   November 13, 1997          /s/ Lorrie L. LoFaso
                                    --------------------
                                    Essex Hospitality Associates IV L.P.
                                    Essex Partners Inc.
                                    Lorrie L. LoFaso
                                    Vice President and Chief Accounting Officer