Form 10KSB
period 1997-12-31
ESSEX HOSPITALITY ASSOCIATES IV LP
filed 1998-04-01
CIK 1000375

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

         --------------------------------------------------------------



                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1997

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
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any
amendment to this Form 10-KSB       [X]

State issuer's revenues for its most recent fiscal year: $1,858,000

As of February 28, 1998, a total of 2,932 Limited Partnership Units were held by non-affiliates who purchased the Units from the issuer at an aggregate offering price of $2,841,000. There is no trading market for the Units and none is expected to develop.

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


Item 1.  Business

Essex Hospitality Associates IV L.P. is a New York limited partnership, (the "Partnership") formed on August 30, 1995 whose principal business is to construct, own and operate two hotels on its properties located in Solon, Ohio and Erie, Pennsylvania.The Partnership operates through three New York limited liability companies. Solon Hotel LLC was formed in June 1997, solely to construct, own and operate a 103-room Hampton Inn in Solon, Ohio, which opened August 1, 1997. The Partnership owns 99% of the membership interests in Solon Hotel LLC. The remaining 1% is owned by Essex Hotels LLC whose sole member is the Partnership. The Solon Hampton Inn is being operated pursuant to a license agreement obtained from Promus Hotel Corporation, the franchisor of Hampton Inn, Hampton Inn & Suites and Homewood Suites hotels ("Promus"). Erie Hotel LLC was formed in June 1997, solely to construct, own and operate a 101-room Hampton Inn in Erie, Pennsylvania, which is currently under construction. The Partnership owns 99% of the membership interests in Erie Hotel LLC. The remaining 1% is owned by Essex Hotels II LLC whose sole member is the Partnership. It is expected that the Erie Hampton Inn will be operated pursuant to a license agreement obtained from Promus. The Partnership also owns a 49.8% limited partnership interest in Essex Glenmaura L.P. ("Glenmaura") a New York limited partnership which constructed, and currently owns and operates a Courtyard by Marriott near Scranton, Pennsylvania. The General Partner of the Partnership is Essex Partners Inc., a New York corporation (the "General Partner").

The Partnership owns three properties. In December 1995, the Partnership acquired a 2.28 acre site in Solon, Ohio outside Cleveland, which was assigned to Solon Hotel LLC in June 1997. Construction of a 103 room Hampton Inn started in the fall of 1996 (the "Solon Hampton Inn"). The Solon Hampton Inn opened August 1, 1997. A 2.5 acre site in Erie, Pennsylvania was acquired by Erie Hotel LLC in June, 1997. Construction of a 101 room Hampton Inn started in the fall, 1997 (the "Erie Hampton Inn"). The Erie Hampton Inn is expected to open in the summer, 1998. The Partnership also acquired a 2.54 acre site in Warwick, Rhode Island in December, 1995, for a 80-92 room Homewood Suites. The site was assigned to Warwick Hotel LLC in December 1997. The sole member of Warwick Hotel LLC is the Partnership. Subsequent to the purchase of the site, the Partnership learned that additional new hotels were planned for the Warwick area which would be directly competitive with the Partnership's proposed hotel and has decided to sell the site.

The Partnership's public offering of subordinated notes (the "Subordinated Notes") and limited partnership units (the "Units") was completed on November 24, 1997 (the "Public Offering"). The Partnership raised gross offering proceeds of $8,289,000 consisting of $5,413,000 in Subordinated Notes and $2,876,000 in Units. The ratio of equity to total proceeds is .35 to 1.

In 1996, the Partnership acquired 12.5 limited partnership units in Glenmaura, for $100,000 per unit for a total investment of $1,250,000, an equity interest of approximately 54%. As a condition of obtaining a first mortgage on the Solon Hampton Inn, the Partnership was required to reduce its holding in Glenmaura. See Item 2. Solon Property - Financing. In June 1997, the Partnership sold a
1.05 limited partnership units to the General Partner, which reduced its equity interest to 49.8%. The Partnership's financial statements for 1997 account for its investment in Glenmaura under the equity method as of the the date its holdings were reduced. Prior to that date, the Partnership's consolidated financial statements include the accounts of the Partnership and Glenmaura. All significant intercompany transactions and balances have been eliminated in consolidation. The general partner of Glenmaura is the General Partner. Glenmaura opened a 120-room, three story Courtyard by Marriott hotel in the Glenmaura Corporate Center in the Borough of Moosic, Pennsylvania, just southeast of the City of Scranton in September, 1996. The hotel is operated under a Courtyard by Marriott franchise, and has a restaurant and lounge, meeting room, indoor pool and spa, and exercise room.


DESCRIPTION OF THE HAMPTON INN HOTEL CONCEPT

The General Partner believes good investment opportunities exist in the limited service segment of the lodging industry and that the Hampton Inn franchise has certain competitive advantages that should position it for better than average performance.

Hampton Inn hotels are high quality hotels with limited amenities and moderate prices. Hampton Inn hotels are designed primarily to accommodate business travelers with limited expense accounts, non-destination business and pleasure travelers and value-conscious vacationers. Hampton Inn hotels are generally two to six stories with 50 to 150 rooms and are located in high-visibility, high traffic areas, typically near full-service restaurants.

Hampton Inn hotels have a strong commitment to guest satisfaction. According to Promus, the Hampton Inn hotel was the first national hotel to offer an unconditional 100% Satisfaction Guarantee. A toll-free number provides access to a nationwide reservation system. Hampton Inn hotels offer a national advertising and marketing program and are widely promoted on television, in magazines and trade publications and through direct mail, which increases travelers' awareness and trial usage. Major emphasis is also placed on corporate and travel agent markets.

Hampton Inn hotels offer selected services and amenities, including a free, self-serve continental breakfast in the lobby, free local telephone calls, a free in-room movie channel and senior citizens' and frequent travelers' discount programs. Most hotels offer a lobby/breakfast area and a variety of room types: rooms with one or two double beds and rooms with king bed configurations. Most Hampton Inn hotels offer a swimming pool and a hospitality suite, a multi-purpose room that doubles as a guest room or a small gathering facility.

 Started in 1984, there were 728 Hampton Inn hotels in operation throughout the United States at the end of 1997. Promus has advised the Partnership that system-wide occupancy rates averaged 70.5% in 1997 as compared to 72.1% in 1996, with an average daily rate of approximately $64.60 in 1997 compared to $60.84 in 1996. The Hampton Inn hotel franchise started in the upper economy segment, but over time, as its average daily rate has crossed over into the mid-scale segment without food and beverage, the franchise has repeatedly exceeded the industry averages for the mid-scale segment without food and beverage. For 1997 the mid-scale segment without food and beverage reported an average occupancy rate of 64.6% and an average daily rate of $68.04.


PROMUS HOTEL CORPORATION - LICENSE AGREEMENTS

The following is a summary of some of the principal terms of License Agreement currently being used by Promus .

Under the License Agreement, Promus provides the Partnership certain prototype plans and specifications, operations manuals and consulting and advisory services in connection with the construction and operation of the hotel. The Partnership is also granted a license during the term of such License Agreement to use the service marks designated by Promus. The License Agreement does not grant to the Partnership an exclusive territory. There can be no assurance, therefore, that Promus will not operate or license others to operate one or more competing hotels in the vicinity of either the Solon Hampton Inn or the Erie Hampton Inn or both.

In addition to initial license application fees, the Partnership is required to pay continuing monthly royalty fees of 4%, of gross room revenues. A monthly marketing fee of an additional 4% of gross room revenues is also required. The License Agreement requires the Partnership to maintain certain insurance coverage, to meet certain standards of Promus with respect to furniture, fixtures, maintenance and repair and to refurbish and upgrade the hotel to conform to Promus's then-current standards. Under the current Hampton Inn License Agreement, the Partnership is required to purchase and install Promus's computer software business system and pay a software license fee of $3,000 plus $85 per guest room, and monthly maintenance ranging from $300 per month to $450 per month. The fees summarized herein are subject to change by Promus.

The term of the current Hampton Inn License Agreement is 21 years from the date of approval (the License Agreement for the Solon Hampton Inn is 20 years from August 1, 1997, the date of opening), and is not renewable. The License Agreement may not be voluntarily terminated by the Partnership without incurring substantial liquidated damages, payable in a lump sum equal to the amount of monthly fees paid during the preceding 36 months.

All rights of the Partnership under the License Agreement automatically terminate upon the happening of certain events, which include: (i) bankruptcy, insolvency or dissolution of the Partnership, (ii) commencement of an action against the Partnership seeking reorganization, liquidation or dissolution resulting in the entry of an order for relief that is not fully stayed within seven business days after entry of the order which is not dismissed within 45 days, (iii) loss of possession of the hotel by the Partnership, (iv) conviction of a felony by the Partnership or any of its principals or the maintenance of false books and records by the Partnership or (v) breach of the provisions in the License Agreement which restrict transfers of interests in the Partnership (including a change in the identity of the General Partner).

Promus has the option to terminate a License Agreement upon the happening of certain other events, which include: (i) failing to complete construction of the hotel within a specified period after the commencement of construction; (ii) unauthorized disclosure of Promus's proprietary information or the misuse or unauthorized use of Promus's trademarks; (iii) failing to pay any amounts owed to Promus; (iv) ceasing to do business at any hotel location for any reason, including condemnation, fire or other casualty provided that the Partnership shall have a period of 12 months in which relocate or reconstruct the hotel; and
(v) failing to comply with all governmental requirements, failing to pay all taxes, or failing to maintain all governmental licenses and permits necessary to operate the hotel.

Upon termination or expiration of the License Agreement the Partnership is required to immediately cease using Promus's service marks and all confidential methods, procedures and techniques provided by Promus and to remove and discontinue using all signs, fixtures, advertising materials, stationery, supplies and other articles which could cause the hotel to be associated with Promus. In addition, if the termination occurs for reasons other than condemnation, the Partnership may be required to pay a termination fee in a lump sum equal to the amount of monthly fees paid during the preceding 36 months.

Promus has historically agreed that trustees under indentures shall have a period of 30 days after receipt of notice in which to cure any default under its License Agreement, and the General Partner believes it will agree in connection with any additional license granted to the Partnership. If the Partnership loses possession of the hotel, however, the License Agreement will be terminated and the hotel may no longer be operated as a Hampton Inn hotel unless the trustee locates a purchaser and the purchaser applies for and obtains a new License Agreement (and pays a new initial license fee) from Promus. The effect of this provision may be to cause the Trustee to delay commencement of foreclosure proceedings until a qualified purchaser can be located.

The License Agreement restricts the transfer of any interest in the License, the Partnership, including the transfer of limited partnership interests and the General Partner. The License Agreement does, however, provide that for "publicly traded equity interests," no consent of Promus is required with respect to any transfers of less than a 25% interest in the Partnership unless the transferee owns, or would own after the transfer is completed, an interest in the Partnership of 25% or more. Promus has advised the Partnership that, solely for purposes of the License Agreement, the Units would be considered "publicly traded equity interests" since they will have been sold in a large real estate syndication transaction.


CONSTRUCTION OF THE HOTELS

The Solon Hampton Inn was constructed and the Erie Hampton Inn is being constructed by the Partnership in accordance with plans and specifications provided by Promus. The Solon Hampton Inn consists of 103 rooms within a four-story, interior corridor building situated on approximately 2.28 acres. The Solon Hampton Inn was constructed of reinforced concrete with masonry and metal stud walls, with brick and stucco-like exterior. It has 96 standard guest rooms and 7 two-room suites. The suites have separate living and sleeping areas and small kitchen areas. The hotel has an expanded lobby/breakfast area, where a daily complimentary continental breakfast is served, an exercise room, an indoor pool and two meeting rooms. The total costs of the Solon Hampton Inn were approximately $7 million, or approximately $68,000 per room. The costs of land, site developments, building construction and fixtures, furniture and equipment were approximately $6.1 million, or approximately $59,300 per room.

The Erie Hampton Inn is being constructed and equipped similarly to the Solon Hampton Inn. It will have 101 rooms within a four-story building and be constructed on a parcel of approximately 2.5 acres. Unlike the Solon Hampton Inn which has a partial brick facade, the Erie Hampton Inn will only have a stucco-like exterior. The Erie Hampton Inn will have 97 standard guest rooms and 4 deluxe rooms. The deluxe rooms are slightly larger and have a refrigerator, microwave and wet bar. It also will have an expanded lobby/breakfast area, an exercise room, an indoor pool and two meeting rooms. Based on the construction of the Solon Hampton Inn, the General Partner estimates that construction of the Erie Hampton Inn will be completed in the summer, 1998. The total costs of the Erie Hampton Inn are estimated to be approximately $7.7 million or approximately $79,000 per room. The costs of land, site developments, building construction and fixtures, furniture and equipment, are estimated to be approximately $7.0 million, or approximately $71,000 per room.

The General Partner has hired an unaffiliated general contractor to provide an on-site supervisor who is responsible for selecting and supervising subcontractors to complete various portions of the construction of the Erie Hampton Inn. The general contractor has entered into a standard A.I.A. contract and is receiving a competitive fee for its services and may receive additional compensation at stated rates in the event that additional services are requested. There can be no assurance that the amount of time actually required to complete construction of the Erie Hampton Inn or the actual cost of construction will not exceed the above estimates.


OPERATION OF THE HOTELS

The Partnership has entered into a Management Agreement with respect to the Solon Hampton Inn, and is expected to enter into a Management Agreement upon completion of the Erie Hampton Inn, with Essex Partners or its assigns (collectively "Essex Partners"). The Management Agreement provides that Essex Partners will investigate, hire, pay, supervise and discharge the personnel necessary to properly maintain and operate the hotels. All such personnel will be employees of the Partnership and compensation of such personnel will be an expense of the Partnership.

The Management Agreement requires Essex Partners to maintain the building and grounds, to pay insurance premiums with respect to the hotel, to apply for, obtain and maintain all required licenses and permits, to pay certain expenses on behalf of the Partnership, to maintain a comprehensive system of office records and books and to annually prepare an operating budget. In addition, Essex Partners has the authority to enter into service contracts and other contracts reasonably necessary or desirable in connection with the operation of the hotels, with the approval of the Partnership in some cases. As compensation for these services, Essex Partners receives from the Solon Hampton Inn, and will receive from the Erie Hampton Inn, a fee equal to 4.5% of the gross revenues from the hotels, consisting of room rentals, telephone charges, cable charges and any other miscellaneous charges collected from guests. Essex Partners also receives from the Solon Hampton Inn, and will receive from the Erie Hampton Inn, an accounting fee equal to $800 per month, per hotel.

Each Management Agreement has an initial term of five years with a series of one
(1) year renewal terms. The Management Agreement may be earlier terminated (i) by either the Partnership or Essex Partners in the event of a default under the Management Agreement which is not cured within 60 days after written notice thereof, (ii) by Essex Partners, upon the failure of the Partnership to pay compensation due to Essex Partners, (iii) by either party upon the bankruptcy or insolvency of the other party, (iv) by either party upon the Partnership's failure to repair or restore the subject hotel within 120 days after all or any portion of such hotel is damaged or destroyed by fire or other casualty, or (v) by either party if all or any portion of the subject hotel is condemned and the remaining facilities are insufficient for the efficient and profitable operation of such hotel. During any renewal term the Management Agreement may be terminated at any time on 120 days written notice.

Each Management Agreement requires Essex Partners to devote such of its time as it deems necessary to manage the subject hotel; however, it does not impose any limitations on Essex Partners's other business activities, including other commercial and residential real estate ventures which may compete with such hotel. Pursuant to the Management Agreement, all expenses incurred thereunder shall be obligations of the Partnership and Essex Partners will receive its management fee notwithstanding that the Partnership may not have earned a profit or may be operating at a loss and that the limited partners may not have received any distributions.

The Partnership has agreed to a broad indemnity of Essex Partners from liabilities it may incur in connection with its services under the Management Agreement.

COMPETITION

The operation of hotels is a highly competitive business. Competition in the lodging industry is primarily based on price, location, quality of facilities and overall range of services. The Hampton Inn hotel franchise, with its selected services and amenities, targets the mid-scale without food and beverage segment of the lodging industry's limited service sector. Hampton Inn hotels are typically located in areas that contain other competitive limited service lodging facilities. Competitors in the overall limited service lodging area include: Fairfield Inn by Marriott, Courtyard by Marriott, Days Inn, Comfort Inn, Holiday Inns, LaQuinta, Red Roof Inn, EconoLodge, Super 8, Motel 6 and Travelodge. These national chains have name recognition and operating advantages like reservation systems, and typically have significant financial resources; characteristics shared by Hampton Inn hotels.

Some of these hotels/motels in the limited service segment could have services and architectural features similar to the Partnership's hotels, and may offer rates comparable to or lower than those estimated by the Partnership. Furthermore, there can be no assurance that, after the construction and successful operation of a hotel, competitors will not offer lower room rates or that additional hotels which offer similar rooms, services and rates in competition with the hotels will not be developed near the hotels and that such development will not have an adverse effect on occupancy rates and profitability.

The hotel industry was negatively impacted by the recession of the early 1990's. Occupancies and rates dropped significantly. According to published reports, occupancies began to improve in 1993. Occupancies and rates continued to increase in 1995, producing the strongest year in five years, but room supply increased at the greatest level since 1991. According to published reports, since 1996, the increase in the supply of hotel rooms has exceeded the increase in demand. This produced a decrease in average occupancy in both 1996 and 1997. For 1997, the increase in demand was strongest in the luxury, upscale and midprice rate segments, with the economy and budget segments experiencing weak or reduced demand. The Hampton Inn Hotels are considered to be in the midprice rate segment. According to published reports, the average daily rate continued to increase in both 1996 and 1997, which has compensated for the decreased demand such that the hotel industry has continued to experience increasing revenues. The reports anticipate that supply growth will continue to exceed growth in demand for the next few years. The reports predict the hotel industry will continue to experience increases in annual revenues, but at a reduced growth rate. According to the reports, industry profits have grown along with revenues, and are expected to continue to grow, but at a reduced rate.

There are various marketing activities utilized to promote the Hampton Inn Hotels. Hampton Inn Hotels have a full-time sales manager, responsible for keeping in touch with current customers and promoting the hotel throughout the community. Radio and print advertising are used year-round, some in conjunction with advertising being placed by promus and some specifically for a partnership property. Special rates are available for corporate customers with high usage. Direct mail campaigns are utilized, targeting selected travelers. Brochures describing the property are distributed locally. Local businesses are visited by both the hotel manager and the sales manager, as well as marketing personnel from the property manager.


ENVIRONMENTAL COMPLIANCE

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

EMPLOYEES

As of March 15, 1998, the Partnership had approximately 15 full and 20 part-time employees, all employed at the Solon Hampton Inn.



Item 2.  Properties

SOLON PROPERTY

GENERAL. The Partnership acquired the Solon Property in December 1995 and began construction of a 103-room Hampton Inn hotel in the fall of 1996. The Solon Hampton Inn hotel opened August 1, 1997. The Partnership had originally intended to build a Hampton Inn & Suites hotel on the Solon Property, however, the construction costs associated with a Hampton Inn & Suites hotel were determined to be too high relative to the room rates that could be charged in the Solon market. Therefore, based on its knowledge of the Solon market, the General Partner determined that a Hampton Inn hotel could be built and operated more successfully in the Solon market. Accordingly, the General Partner secured the approval of Promus to change brand designations. Total costs associated with the Solon Property were approximately $7.0 million, including the cost of the land, cost of construction, cost of furnishings, construction period interest, financing costs (debt and equity) and all soft costs, such as architectural, engineering and franchise fees and working capital.

Solon, Ohio is a southeast suburb of Cleveland, Ohio. Cleveland is located in northeastern Ohio on the shore of Lake Erie. The city and surrounding area are served by an extensive transportation network including highway, water, rail and an international airport. Cleveland is the largest city in Ohio and is located in the Cleveland/Lorain/Elyria MSA. In 1995 the MSA had a population of approximately 2.0 million of which 1.4 million resided in Cuyahoga County in which the Cities of Cleveland and Solon are located. The Cleveland economy has rebounded from the smoke stack industry decline of the 1970's. Despite problems which are common to many large urban areas, the Cleveland economy has benefited from a diversified employment base bolstered by the continuing presence of a number of Fortune 500 corporations, including Eaton Industries, American Greetings, Sherwin Williams, Parker Hanefin, NAACO Industries, Ferro Corporation and Standard Products.

The image of Cleveland and its desirability as a place to visit have been enhanced by a series of development and redevelopment projects including the construction of Jacobs Field, the new home of the Cleveland Indians; the redevelopment of The Flats along the Cuyahoga River into a first class entertainment district; the redevelopment of the Terminal Tower/ Tower City Rail Station into The Avenues Shopping Mall which is connected to the Gund Arena, home of the Cleveland Cavaliers; the Rock and Roll Hall of Fame, which opened in September 1995; and a number of other projects that are currently underway, including redevelopment of Cleveland's Warehouse District.

THE SOLON PROPERTY. The Solon Property was acquired from a non-affiliated limited liability company and contains approximately 2.28 acres. The purchase price of the Solon Property was $590,600, plus closing costs of approximately $6,000. The Partnership also acquired legal title to half of a lake adjacent to the site (approximately 1.25 acres) at no additional cost. The lake is fed continuously throughout the year by a stream that also serves as a detention area for storm water run off from the Solon Commons (as herein described). The Partnership is responsible for half the costs of maintenance of the lake, however, these costs are not expected to be material.

FINANCING. On July 7, 1997, GMAC loaned Solon Hotel LLC $4.5 million. Solon Hotel LLC was formed in June 1997 as a special purpose entity as a condition to GMAC's agreement to provide permanent financing of the construction costs associated with the Solon Hampton Inn hotel. The GMAC-Solon Loan is secured by, among other things, a first mortgage lien on the Solon Property and any improvements thereon, including the Solon Hampton Inn hotel. The term of the first mortgage loan is for a period of four years with a one year extension upon the payment of an extension fee and the satisfaction of a specified debt service coverage ratio. Monthly payments of interest only are required during the first year. Thereafter, beginning August 1, 1998 monthly payments of principal and interest are due based on a 25 year amortization and an assumed 10% fixed interest rate. Interest actually accrues at a rate of 3.25% over the 30-day LIBOR index. Upon payment of the loan balance in full, whether prior to or at maturity, Solon Hotel LLC is required to pay a deferred financing fee equal to 1% of the loan balance. The loan may be prepaid in part, in minimum increments of $100,000, without premium or penalty. Starting in the second year of the loan, Solon Hotel LLC will be required to maintain a replacement reserve escrow of 2% of gross revenues, and after the second year that percentage increases to 4% of gross revenues. The General Partner provided a guaranty of completion, a guaranty of payment and a guaranty of nonrecourse exceptions in connection with the loan. The guaranty of payment was reduced to 30% of the principal balance of the loan when construction of the Solon Hampton Inn hotel was completed and will terminate upon the satisfaction of a specified debt-service coverage ratio by Solon Hotel LLC. The General Partner and Solon Hotel LLC have also agreed to indemnify GMAC for any environmental liabilities incurred by GMAC with respect to the Solon Property. The Partnership was also required to pledge its limited partnership interest in Glenmaura.

MARKET AND COMPETITION. The Solon Property is located in the City of Solon, Ohio, which had an estimated population of just under 22,000 in 1995, which represents an increase from a population of 18,548 in 1990. The Solon Property is located in the Solon Commons, which is located just south of Route 43. The Solon Commons is less than 1 mile from US Route 422, which is a divided limited access freeway. US Route 422 terminates approximately 2 miles to the west at the junction of Route I-480 and Route I-271 and provides primary access to Solon from Cleveland and other points west. To the east, US Route 422 continues as mostly a four-lane highway to Warren, Ohio. The General Partner has signage advertising the Solon Hampton Inn hotel on US Route 422. The commercial area of Solon is located approximately 1 mile to the east and can be easily accessed by Route 43. Sea World of Ohio and Geauga Lake Amusement Park are nearby adjacent attractions located approximately 6 miles to the southeast from the Solon Property on Route 43. Although Sea World is the dominant attraction, both parks constitute a major regional draw and Route 43 provides the access for a significant number of motorists en route to the parks. Sea World of Ohio has been particularly successful. During its months of operations, Sea World of Ohio's attendance exceeds peak attendance at Sea World of Orlando, Sea World of San Antonio, and Sea World of San Diego.

The Solon Commons is a 27 acre mixed use development, designed to service the nearly 2,200 acres of business and industrial park development surrounding the Solon Commons. The Solon Commons currently has a movie theater complex, a food court, a Ground Round Restaurant, a Longhorn Steak House, an office of the Aetna Health Plan, a small retail strip center, a day care center and a branch bank. One restaurant site remains undeveloped. Only 300 acres of the 2,200 acres of business and industrial park development surrounding Solon Commons remain undeveloped. Solon is the United States headquarters for Nestle and the world headquarters of its Stouffer Foods Subsidiary. Other Solon headquarters are Agency Rent-A-Car and Renaissance Hotels. Other major employers include Matrix Essentials, which was recently acquired by Bristol Myers, Kennametal and Antenna Specialists among others. The City of Solon continues to aggressively pursue employers and offers a wide range of financial incentives. An area in the southwest portion of Solon has been designated as an urban job and enterprise zone by the State of Ohio. In addition to the remaining undeveloped land in the City of Solon itself, a large area of land zoned for industrial and business park development and served by the necessary utilities is located immediately to the south of Solon in Glen Willow less than 2 miles from the Solon Commons.

In 1994 the City of Solon voted to have all future zoning changes approved by referendum. The General Partner believes there is no other land in Solon, other than the Solon Property, that can currently be developed as a hotel. The only other hotel currently in Solon is a 137-room Days Inn located near the intersection of US Route 422 and Route 91, which is approximately 1/2 mile from the Solon Commons. The Days Inn is a recent conversion by the Midwestern Inn. The Days Inn is a 2-story exterior corridor motel which is approximately 17 years old and offers an outdoor pool and no meal service. The majority of the business traveler demand and also those leisure and group travelers seeking better accommodations migrate to Beachwood, Ohio, which is approximately six miles from the Solon Commons. In Beachwood, at Chagrin Boulevard and I-271, there are four lodging facilities containing an aggregate of 606 rooms with which the Solon Hampton Inn hotel will compete. These lodging facilities consist of a Travelodge, a Radisson Inn, a Holiday Inn, and a Courtyard by Marriott hotel. Also located in the same area are a Marriott Hotel, a newly constructed Residence Inn by Marriott and an Embassy Suites Hotel, however, none of these lodging facilities is expected to compete directly with the Partnership's hotel. The General Partner is not aware of any additional hotels contemplated for construction in Beachwood, Ohio or Solon, Ohio.


ERIE PROPERTY

GENERAL. The Partnership acquired the Erie Property in June 1997 and is currently constructing a 101 room Hampton Inn hotel, which is expected to open in the summer, 1998. The Erie Property is located in the Summit Township, Pennsylvania, which is a small suburb of Erie, Pennsylvania. Erie is centrally located on the eastern shore of Lake Erie in northwest Pennsylvania equidistant between Pittsburgh, Buffalo and Cleveland. The region is served by Interstates 90 and 79, rail service and an international airport.

Erie is the county seat of Erie County, which also comprises the Erie Metropolitan Statistical Area (MSA). In 1995 the Erie MSA had a population in excess of 280,000, of which the Summit Township had a population of slightly less than 6,000. Projected population growth in the county is estimated to be a modest 0.1% per year through 2005. The Erie economy has been diversifying from its manufacturing roots and has become a regional center for distribution, retail trade and tourism, in addition to maintaining a sizable manufacturing base. Located equidistant between Chicago and New York on a major cross country interstate and with easy lake access to Canada, Erie has become a key distribution point between two of the largest markets in the nation, as well as an export center to Canada. The services sector recently supplanted manufacturing as the area's leading industry, representing 27.6% of total jobs in the Erie MSA. Manufacturing was second with a 26.7% share, followed by retail and wholesale trade industry with 22.5%. Major employers include General Electric Company, Saint Vincent Health Center, Hamot Medical Center, International Paper Company, and local and state government. Bush Industries, a major furniture manufacturer, has completed the first phase of construction of a new major manufacturing complex, and is expected to add 1,100 new jobs to its state headquarters in Erie.

Travel and tourism is Erie's second largest industry, with recent estimates placing annual tourist expenditures at more than $173.5 million. Over four million vacationers are attracted annually to the beaches and other water activities of Presque Isle State Park; one million more than visit Yellowstone National Park every year. In addition, the city's waterfront area has been undergoing revitalization with construction of a Maritime Museum, a 187-foot observation tower, a new Erie County library and a series of upscale housing developments. The State of Pennsylvania has no sales tax on clothing and Erie attracts shoppers from other states and Canada. The 1.5 million sq. ft. Millcreek Mall, which attracts shoppers from throughout the region, including Canada has announced plans to increase its size by one-third. A new $8 million baseball stadium has bee completed in downtown Erie, and as a result of the stadium's record setting attendance, Erie has been selected as the home of one of the new AA league expansion teams that will begin playing in 1999.

City and county unemployment rates historically have remained above the national trend, which is not unusual in regions where the economy is heavily reliant on manufacturing. This sector was hit especially hard during the economic downturn in the early 1990's. In January 1997 the Erie MSA unemployment rate stood at 6.1%, compared to the national rate of 5.9%. While the General Partner believes the Erie area economy will continue to strengthen, there can be no assurance that an economic downturn will not occur, which could negatively affect the Erie Hampton Inn hotel's performance.

THE ERIE PROPERTY. In June 1997, the Partnership acquired three separate parcels of land from non-affiliates containing an aggregate of approximately 2.5 acres for an aggregate purchase price of $651,000, plus closing costs of approximately $33,000 and demolition costs of approximately $15,000. The Partnership has obtained a License Agreement from Promus to construct and operate a Hampton Inn hotel on the Erie Property. The License Agreement will become effective upon satisfactory completion of construction and the opening of the hotel by a specified date.

The General Partner has reached agreement with a church on an adjoining parcel for an additional access to the Erie Hampton Inn hotel site. The church has agreed that it will dedicate a 0.7 acre parcel to Summit Township to enable a reconfiguration of the intersection between Oliver Road and Old Oliver Road. In exchange, the Partnership will make a $10,000 donation to the church payable $5,000 upon the opening of the Erie Hampton Inn hotel with the remainder payable one year thereafter. The Partnership has also agreed to provide the church with two room nights per week at

50% of the prevailing room rate, subject to availability, and if obtained by the Partnership, space on a marquee sign at the intersection of Peach Street and Oliver road for a period not to exceed two years. The Partnership began construction of the Hampton Inn in October 1997.

FINANCING. So as to enable the Partnership to pursue favorable external financing opportunities with respect to the Erie Property, in June 1997 the Partnership transferred the Erie Property to Erie Hotel LLC, a single purpose entity. Essex Hotels II is the managing member of Erie Hotel LLC. The membership interests of the Erie Hotel LLC are owned 99% by the Partnership and 1% by Essex Hotels II, whose sole member is the Partnership. The Partnership obtained a commitment for construction financing in the amount of $4.7 million from a bank on December 31, 1997. The term is for twelve months and requires monthly payments of interest only at a rate of 2.5% over the LIBOR rate. The loan is guaranteed by Essex Partners and collateralized by the Erie Hampton Inn property. The Partnership is currently negotiating with GMAC for a first mortgage loan in the principal amount of $4.7 million which will replace the construction loan after construction is completed. It is anticipated that the GMAC-Erie Loan will be secured by, among other things, a first mortgage lien on the Erie Property and any improvements thereon, including the Erie Hampton Inn hotel. The term is expected to be for a period of four years with a one year extension upon the payment of an extension fee and the satisfaction of a specified debt service coverage ratio. Monthly payments of interest only are expected to be required during the first year at an interest rate of 3.00% over the 30-day LIBOR index. Thereafter, monthly payments of principal and interest are expected to be due based on a 25 year amortization. Upon payment of the loan balance in full, whether prior to or at maturity, Erie Hotel LLC is expected to be required to pay a deferred financing fee equal to .5% of the loan balance. The loan may be in prepaid in whole or in part, in minimum increments of $100,000, without premium or penalty. Starting in the second year of the loan, Erie Hotel LLC will be required to maintain a replacement reserve escrow of 2% of gross revenues, and after the second year that percentage increases to 4% of gross revenues. It is anticipated that the General Partner will be required to provide a guaranty of payment of 30% of the principal which will terminate upon the satisfaction of a specified debt-service coverage ratio by Erie Hotel LLC and a guaranty of nonrecourse exceptions in connection with the loan.

MARKET AND COMPETITION. The Erie Property is located on the southwest side of Peach Street (State Route 17) just south of where Peach Street intersects with Interstate 90 (I-90) at Exit 6. The east-bound ramp for I-90 borders to the north, a service station borders to the east directly on Peach Street, and a now-closed restaurant borders to the south. Except for a few residences to the west of the site on Old Oliver Road, the neighborhood surrounding the Erie Property is primarily commercial with services common for an interstate highway interchange. Several hotels, restaurants and highway service facilities are within walking distance, and a larger concentration of retail, restaurant and entertainment businesses are located on Peach Street along a two mile stretch north of the Erie Property. Nearly all of the recent retail construction has occurred in this corridor, and the pace of growth is expected to continue. Millcreek Mall is located one mile north of the Erie Property. In addition, the Family First Sports Park, a 100-acre, indoor/outdoor multi-sports complex located 0.25 miles west of the Erie Property, offers year-round soccer and basketball leagues, numerous sports camps throughout the year and an ever-increasing number of regional and collegiate tournaments. It is one of the largest facilities of its kind in the northeastern United States and is expected to attract as many as 28,000 players and spectators to two major soccer tournaments in 1997 and 1998 alone.

The proposed Erie Hampton Inn hotel would be highly visible from both Peach Street and I-90. The site has direct access from Peach Street via an easement between a service station and a restaurant. As described above, however, the Partnership has secured an alternate access route to the site from Peach Street by way of Oliver Road to Old Oliver Road, accessing the Erie Hampton Inn hotel through the back of the hotel, a distance totaling less than 0.4 miles. Because there is a traffic light at Peach Street and Oliver Road, this route will facilitate ingress and egress to and from the Erie Hampton Inn hotel. The Partnership has applied for a marquee sign at the corner of Peach Street and Oliver Road directing guests to the Erie Hampton Inn hotel. An affiliate of the General Partner has owned and operated a 101-room Microtel approximately 0.125 miles from the Erie Property on Peach Street since 1994. As a result, the General Partner has knowledge of the Erie market and local government, which should prove beneficial to the Partnership in connection with its proposed construction and operation of the Erie Hampton Inn hotel.

There are seven lodging facilities with a total of 859 guest rooms located within two miles of the proposed Erie Hampton Inn which would compete most directly with the hotel. Four are located within 0.5 miles of the Erie Property at the same exit off of I-90, Exit 6, and three are located approximately two miles east at Exit 7. The lodging properties located at Exit 6 include the following: a premium quality Comfort Inn with 110 guest rooms and suites located directly across Peach Street from the Erie Property; a 97-room Econo Lodge located just south of the Erie Property; a 111-room poorly performing Howard Johnson Lodge located 0.5 miles northeast of the Erie Hampton Inn hotel (this property is being renovated and reflagged as a Motel 6); and a 101-room Microtel Inn, which is owned by an affiliate of the General Partner, located 0.125 miles of the proposed Erie Hampton Inn. The lodging properties located at Exit 7 include a 113-room Days Inn; a 216-room Holiday Inn in relatively poor condition and a 111-room Red Roof Inn.


WARWICK PROPERTY

The Partnership acquired the Warwick Property in December 1995 with the intention of constructing an 80 to 92 room Homewood Suites hotel. Warwick Hotel LLC was formed in December 1997 as a special purpose entity as a condition of receiving the financing from GMAC for the Solon Property and the Erie Property. Warwick Hotel LLC has only one member which is the Partnership. The Warwick Property is situated on approximately 2.54 acres and is owned in fee by the Partnership with no encumbrances. The purchase price for the property was $501,400, plus closing costs of approximately $15,200. The Partnership selected a general contractor and was prepared to start construction in the fall of 1996. However, prior to commencing construction, the Partnership learned that additional hotels were planned for construction near the Warwick Property which could be competitive with the Partnership's hotel and result in an estimated 57% potential increase in the number of hotel rooms in the area. The Partnership elected to postpone commencement of construction until it could better assess the effect of the additional hotel rooms on the expected performance of the Partnership's hotel. The Partnership explored its options with respect to the Warwick Property, including reducing the size and costs of the Homewood Suites hotel, the development of other hotel brands, and possible sale of the property. The Partnership received results of an updated market study which indicated that the demand for hotel rooms had remained fairly flat in the Warwick market over the past 18 months. Based on the results of the market study, the Partnership concluded that the estimated 57% potential increase in the number of hotel rooms in the area would have a significant negative impact upon the expected performance of the Partnership's hotel. In light of these findings and the Partnership's inability to sufficiently reduce total estimated costs of the hotel, the Partnership elected not to proceed with development of a hotel on the Warwick Property and is currently pursuing the sale of the Warwick Property. Although the Partnership has received some interest in the site from potential buyers, there can be no assurance that the Partnership will sell the Warwick Property, or that it will be sold at a price sufficient to enable the Partnership to recover all of the costs and expenses incurred by the Partnership with respect to the Warwick Property. In addition to the purchase price ($501,400) and associated closing costs ($15,200), the Partnership estimates that it has incurred an additional $165,000 in architectural, engineering and franchise fees, and taxes, travel and legal expenses. The General Partner has returned the Acquisition Fee in the amount of $110,000 it received with respect to the Warwick Property.


THE GLENMAURA INVESTMENT

GENERAL. Glenmaura is a New York limited partnership formed in May 1995 for the purpose of acquiring undeveloped land and constructing, owning, and operating a Courtyard by Marriott hotel. The general partner of Glenmaura is the General Partner.

In September 1996, Glenmaura completed construction and opened a 120-room, three story Courtyard by Marriott hotel in the Glenmaura Corporate Center in the Borough of Moosic, Pennsylvania, just southeast of the City of Scranton. The hotel is being operated under a Courtyard by Marriott franchise. It has a restaurant which serves a buffet breakfast, two meeting rooms, a lounge, an indoor pool, a spa, and an exercise room.

MANAGEMENT OF GLENMAURA. The General Partner is also the general partner of Glenmaura.

DESCRIPTION AND FINANCING OF THE HOTEL PROJECT. The total cost of the Courtyard by Marriott hotel project was $8.7 million, including the cost of land, construction, furnishings, construction period interest, financing costs (debt and equity) and all associated soft costs, including architectural, engineering and franchise fees and working capital.

The project was funded with $2.3 million of Partner equity, $1.5 million of unsecured notes and a $5.0 million first mortgage loan from GMAC. The term of the first mortgage loan is for four years with a one year extension available if the specified debt service coverage is attained. Interest accrues at a rate of 3% over the LIBOR rate. Monthly payments of interest only are payable for the first year. Thereafter, principal and interest payments are due based on a 25 year loan amortization. Starting in the second year of the loan, the Glenmaura is required to maintain a replacement reserve escrow at 4% of room revenues.

In 1996, the Partnership acquired 12.5 limited partnership units in Glenmaura for $1.25 million (100,000 per unit) with proceeds from its public offering, representing a total interest of 54.3%. As a condition of the GMAC-Solon Loan, the Partnership was required to reduce its ownership interest in Glenmaura to below 50%. Accordingly, in June 1997, the Partnership sold 1.05 limited partnership units to the General Partner for $105,000, which is equal to the purchase price originally paid by the Partnership for such interests. As a result, the Partnership currently owns a 49.8% interest in Glenmaura.

In addition to the acquisition of the property upon which the Courtyard by Marriott hotel is constructed, Glenmaura also acquired an option to purchase approximately 3.1 acres of land adjacent to the hotel property, upon which a second hotel or restaurant may be built. The option has expired, but Glenmaura is currently negotiating a new option on the adjacent property.

MARKET AND COMPETITION The Scranton/Wilkes-Barre/Hazelton MSA is located in northeastern Pennsylvania and encompasses a four county region, including Lackawanna County. Scranton is the county seat for Lackawanna County. The area is served by four interstate highways and the northeast extension of the Pennsylvania Turnpike, all providing access to major markets in the United States and Canada. Interstate 84 from the east and the Northeast Extension of the Pennsylvania Turnpike from Philadelphia both terminate in the Scranton area. New York City, Philadelphia and Hartford, Connecticut, are less than 2.5 hours away. The Wilkes-Barre/Scranton International Airport is a full service facility which provides scheduled service to the regional hubs of most domestic airline carriers and is located nine miles south of downtown Scranton.

In addition to distribution access to major markets in the northeast, the Scranton area offers a low cost of living, low wage rates and a highly skilled and well-trained work force. Major employers in Lackawanna County with work forces exceeding 1,000 include, Specialty Records Corporation Division of WEA Manufacturing a division of Time Warner Company, Mercy Hospital, Community Medical Center, Allied Services (a not-for-profit health care system and rehabilitation center), Lackawanna County, Pennsylvania State Offices, Thompson Consumer Electronics, Fleet Bank., Technagelas, University of Scranton and the U.S. Government. Some major employment additions include Prudential Asset Management (500 jobs with plans to expand to 800 jobs) and J.C. Penney Telemarketing (425 jobs).

GLENMAURA COMMUNITY The Courtyard by Marriott hotel is located in the 220-acre Glenmaura Corporate Center, which is part of the Glenmaura Community, a new 1,028-acre planned mixed use community development. The Glenmaura Community is located five miles from downtown Scranton on Montage Mountain, just off Exit 51 of Interstate 81, near Montage Mountain Ski Resort and Lackawanna Stadium which is the home of the Philadelphia Phillies triple A affiliate. The Wilkes-Barre/Scranton International Airport is four miles south. At Exit 51, I-81 has a daily count of over 70,000 vehicles. In order to handle the increased activity at this location, the Exit 51 Interchange may be undergoing major improvements which will significantly improve Glenmaura's access on and off I-81.

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

There are five hotels containing an aggregate of approximately 659 rooms within a 12 mile radius of Glenmaura that are considered to be competitive. These include a 129-room Hampton Inn hotel, which is located approximately 1/2 mile from the site of the Courtyard by Marriott hotel and is also accessible by Exit 51 on I-81. Adjacent to the Hampton Inn is a newly opened Comfort Suites with a total of 100 rooms. There is a 140-room Holiday Inn located less than 5 miles to the north in the Town of Dunmore. In addition, there is a 148-room Radisson Lackawanna Station Hotel which is located approximately 5 miles away in downtown Scranton. There is another lodging facility located further to the north in Clarks Summit, which is approximately 12 miles from the Courtyard by Marriott hotel, The Inn at Nichols Village which has 134 rooms. With the exception of the Radisson Lackawanna Station Hotel, all of these properties can be accessed fairly easily from exits on I-81.


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

The Partnership's objective is that the ratio of gross offering proceeds from the sale of Subordinated Notes (the "Notes"), plus the principal balance of financing obtained from sources other than the General Partner and its affiliates, including loans from institutional lenders, which financings are secured by first mortgage liens on the Partnership's real properties including improvments thereon ("External Financing") to the greater of (i) gross offering proceeds from the sale of Notes and Units, or (ii) the aggregate fair market value of the Partnership's hotels plus the Partnership's limited partnership interest in Glenmaura will not be more than .85 to 1.0. This policy can only be changed with an affirmative vote of at least a majority in interest of the Partnership's limited partners.

The funds required to operate the hotels (except for initial working capital, which will be provided in the Partnership' Public Offering (the "Public Offering") and External Financing), are expected to be provided from operations.


DESCRIPTION OF REAL ESTATE AND OPERATING DATA

Included above is a detailed description of each of the Partnership's specified investments.

OPERATIONS OF THE SOLON HAMPTON INN HOTEL

LOCATION:           Solon Commons, in the City of Solon, Ohio, just southeast of the City of Cleveland, Ohio.

NUMBER OF
GUEST ROOMS:        103 rooms.

CONSTRUCTED:        Construction completed in August 1997.

SCHEDULED RENOVATION
EXPENDITURES:       Under the License Agreement, Promus can require
                    the Solon Hampton Inn to make such renovations at any time during the term of the License Agreement
                    (at the expense of Solon Hotel LLC) as Promus deems necessary to upgrade the hotel.Partnership does not currently anticipate any renovations to be required.

AVERAGE OCCUPANCY                         AVERAGE RENTAL
RATE FOR THE FISCAL                       RATE FOR THE FISCAL
YEAR ENDED                                YEAR ENDED
DECEMBER 31, 1997:         73.9%          DECEMBER 31, 1997:      $77.97
-----------------                         -----------------

Total Room Revenues
Per Available Rooms
for the Fiscal Year Ended
DECEMBER 31, 1997:        $57.62

OPERATIONS OF THE COURTYARD BY MARRIOTT HOTEL OWNED AND OPERATED BY GLENMAURA.

LOCATION:           Glenmaura Corporate Center, in the Borough of Moosic,
                    Pennsylvania, just southeast of the City of Scranton, Pennsylvania.

NUMBER OF
GUEST ROOMS:        120 rooms.

CONSTRUCTED:        Construction completed in September 1996.

SCHEDULED RENOVATION
EXPENDITURES:       Under the franchise agreement, on the fifth, tenth and
                    fifteenth anniversary dates of the hotel opening the franchisor can require Glenmaura to make such renovations
                    (at Glenmaura's expense) as the franchisor deems necessary to upgrade the hotel.Partnership anticipates any required replacements to be funded from the replacement reserve required under the Glenmaura mortgage loan.

AVERAGE OCCUPANCY                         AVERAGE RENTAL
RATE FOR THE FISCAL                       RATE FOR THE FISCAL
YEAR ENDED                                YEAR ENDED
DECEMBER 31, 1997:   63.2%                DECEMBER 31, 1997:     $66.21


TOTAL ROOM REVENUES
PER AVAILABLE ROOMS
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1997:  $41.85


SUBORDINATED NOTES
The Partnership issued $5,413,000 of Subordinated Notes (the "Notes") in the Public Offering. The Notes require monthly payments of interest only at the rate of 10.5%. All outstanding Notes are due and payable upon maturity on December 31, 2001, unless extended by the Partnership to December 31, 2002 with payment of an extension fee of .5% of the principal amount of the Notes outstanding. The Notes may be redeemed in whole or in part, at the option of the Partnership, at any time without payment of premium or penalty, together with accrued interest ot the redemption date.

PUBLIC OFFERING
The Partnership completed its public offering on November 24, 1997, raising gross offering proceeds of approximately $8,289,000 from the sale of Notes and Units. The proceeds of the public offering have been used by the Partnership to pay offering costs, interest expense on the Subordinated Notes, development of properties and the investment in Glenmaura.

The General Partner obtains property, liability, crime, umbrella, excess umbrella, unowned auto and boiler insurance for each property, as well as workers compensatiaon insurance. The amount of property insurance obtained is based on the replacement cost of the building and its contents, plus lost income. The liability and umbrella insurance provide converage of up to $15,000,000. For properties under construction, the general contractor obtains builders' risk insurance in the estimated amount of the cost of construction of the building. This amount will vary between properties. In the opinion of the General Partner, the properties are adequately insured.

The tax basis and depreciation of the Partnership's assets are presented on the following table. The table presents the total amount of each type of asset owned by the Partnership, classified by asset life. The table includes only the Solon

Hampton Inn assets. The assets owned by the Erie Hampton Inn are not being depreciated in 1997 since the property has not been completed. The investment in Glenmaura is accounted for on the equity method, and is therefore not included in the following information. All assets were placed in service in 1997.

  LIFE                            TAX BASIS         TAX RATE        METHOD
  ----                            ---------         --------        ------
  5-year FF&E                        44,533            20%          200DB
  7-year FF&E                       900,559            14.29%       200DB
  15-year land improvements         191,023            5%           150DB
  39-year building                4,223,012            .963%        S/L



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

Restrictions on the transfer of Notes and Units are also imposed under state securities laws upon the residents of such states, including the requirement of certain states that the suitability standards applied to initial purchasers of the Notes and Units be applied to assignees where the assignment involves residents of such states. In addition, the License Agreement provides that for "publicly-traded equity interests," no consent of the franchisor is required with respect to any transfers of less than a 25% interest in the Partnership unless the transferee owns, or would own after the transfer is completed, an interest in the Partnership of 25% or more. Promus has advised the Partnership that, solely for purposes of the License Agreement, the Units would be considered "publicly-traded equity interests" since they will have been sold in a large real estate syndication transaction.

As of the date of this filing, there are 218 limited partners owning 2,967 Units. The limited partners received distributions of $112,500 in 1996 and $136,400 in 1997. The Notes prohibit the Partnership from making distributions
(i) at any time when an event of default under the Notes has occurred and is continuing or (ii) unless the Partnership has established an adequate reserve to pay any amounts payable under the Notes during the month in which the proposed distribution is to occur.

The Public Offering was declared effective on November 24, 1995 (Commission file number 33-96716). The Public Offering terminated two years from the effective date on November 24, 1997. In its registration statement, the Partnership registered 5,000 Units at $1,000 per Unit at an aggregate purchase price of $4,900,000 of Units, $6,000,000 in the aggregate of Notes and $10,000,000 in the aggregate of mortgage notes. The Partnership sold $5,413,000 of Notes and 2,967 Units for an aggregate purchase price of $2,876,000 in the three year period ending December 31, 1997. No mortgage notes were sold. The Partnership intended to sell the mortgage notes only if first mortgage financing was not available from institutional lenders ("External Financing"). The Partnership determined, based on the terms of available External Financing, not to offer the mortgage notes. The Managing Dealer (and principal underwriter) of the Public Offering was Essex Capital Markets Inc., an affiliate of the General Partner. The Notes were sold for cash. Underwriting commissions on the Notes totalled $298,000. The Units were sold for cash consideration of $2,698,000, and the execution of a non-interest bearing notes (the "Partner Notes") of $178,000. The Partner Notes were payable upon demand by the General Partner, made at least six months after acceptance of the subscription, based on the needs of the Partnership. The General Partner requested payment of all Partner Notes in 1997, and all payments were received. As of December 31, 1997 there are no outstanding Partner Notes. Underwriting commissions on the Units totalled $219,000.


Total Proceeds                                                   $8,289,000

Use of Proceeds:

Expenses incurred in connection with
          the issuance or distribution of
          securities:

          Direct or indirect payments to directors,
                 officers, general partners or affiliates:          799,000
          Direct or indirect payments to others                     223,000
                                                                    -------
                                                                  1,022,000

Net offering proceeds to issuer                                   7,267,000

Construction of plant, building and facilities                    2,495,000
Purchase and installation of machinery and equipment                 89,000
Purchases of real estate                                          1,959,000
Acquisition of interest in Essex Glenmaura                        1,145,000
Construction period interest                                        322,000
Interest expense                                                    549,000
Franchise fees                                                      125,000
Acquisition fees (paid to the General Partner)                      220,000
Development fees (paid to the General Partner)                      363,000
                                                                    -------

Total Use of Proceeds                                             8,289,000


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Partnership was formed on August 30, 1995. The Partnership completed its public offering on November 24, 1997, raising $5,413,000 in Subordinated Notes and $2,876,000 in Units for total offering proceeds of $8,289,000.

The following discussion analyzes the financial statements of the Partnership as of December 31, 1997 and December 31, 1996, which are attached. Investments with a 50% or less ownership interest are accounted for by the equity method. Ownership interests exceeding 50% are accounted for under the consolidated method. The Partnership had a 54.3% ownership interest in Glenmaura until June 9, 1997, at which time the Partnership's ownership interest was reduced to 49.8%. Accordingly, the financial statements for the year ended December 31, 1997 include the accounts of the Partnership and Glenmaura through and including June 9, 1997. For the period from June 10, 1997 to December 31, 1997, the Partnership's investment in Glenmaura is accounted for on the equity method. The financial statements of the Partnership as of December 31, 1996 are consolidated and include the accounts of the Partnership and Glenmaura. All significant intercompany transactions and balances have been eliminated in consolidation.

COMPARISON OF THE FISCAL YEAR ENDED DECEMBER 31, 1997 TO THE FISCAL YEAR ENDED DECEMBER 31, 1996

From January 1, 1997 to December 31, 1997, the total assets of the Partnership decreased approximately $1.7 million. The primary reason for the decrease was the change in accounting method for Glenmaura from the consolidated to the equity method. The investment in the Solon and Erie Properties increased by approximately $6.7 million, due to completing construction of the Solon Hampton Inn and acquiring the land and beginning construction of the Erie Hampton Inn. The Partnership's unrestricted cash balance decreased from approximately $2.2 million to $284,000 from costs incurred in the acquisition and construction of properties. Restricted cash increased $1,400,000, which is composed of $29,000 held in tax and insurance escrows with GMAC, as well as $1,327,000 of funds held back from the GMAC-Solon first mortgage loan proceeds. The first mortgage loan was advanced in three stages, based on the progress of construction. The final advance was made in March 1998 upon making the final payment under the construction contract and obtaining final lien releases from the contractor and all subcontractors. Land held for sale increased $647,000, which represents the costs incurred for the Warwick site, which is currently being offered for sale by the Partnership. The assets of the Partnership at December 31, 1997 include $348,000 of investment in partnership, which represents the Partnership's investment in Glenmaura, net of reductions for net losses of $801,000 incurred in 1997, the sale of 1.05 limited partnership units for $105,000 at a gain of $40,000 and distributions of $35,400. During the period, the Partnership incurred additional deferred costs of $427,000, representing additional debt acquisition costs from the offering of the Subordinated Notes, costs incurred to obtain the GMAC-Solon Loan, costs incurred to obtain the construction and permanent financing for Erie Hotel LLC and the $45,000 franchise fee paid for the Erie Hampton Inn hotel.

The Partnership's liabilities decreased $656,000 from January 1, 1997 to December 31, 1997, primarily from the change to the equity method of accounting as described above. From January 1, 1997 to December 31, 1997, the outstanding balance of Subordinated Notes payable increased $493,000 from the issuance of Subordinated Notes payable in the offering. Accounts payable-construction increased approximately $300,000 from outstanding construction invoices for the Erie Hampton Inn hotel. The construction loan payable and other notes payable of approximately $5.8 million as of December 31, 1996 represented liabilities of Essex Glenmaura, which no longer are presented in the Partnership's financial statements due to the change in accounting method. In July, 1997, the Partnership obtained a first mortgage loan on the Solon Hampton Inn in the amount of $4,500,000. The minority interest in Glenmaura is no longer presented in the Partnership's balance sheet due to the change in accounting method for Glenmaura. Limited partners' equity decreased $355,000. During the year, the Partnership received $729,000 in limited partner equity from proceeds of the offering, incurred an additional $113,000 in syndication costs, paid $136,000 in distributions to limited partners and collected $145,000 in promissory note payments from limited partners. The consolidated net loss for the Partnership from January 1, 1997 through June 9, 1997 of $260,000 and the net loss for the Partnership of $720,000 for the period June 10, 1997 through December 31, 1997 also decreased partners' equity.

The primary revenue source for the year ended December 31, 1997 was room revenues of $1,664,000, which is composed of $755,000 from the Glenmaura Courtyard by Marriott hotel through June 9, 1997 and $909,000 from the Solon Hampton Inn. Food and beverage revenue and telephone and other commission revenue totaled $194,000 for total revenues of $1,858,000. Operating expenses for the year ended December 31, 1997, before equity loss in partnership and depreciation, totaled $1,530,000. The equity loss from Glenmaura for the period June 10 through December 31, 1997 was $210,000. Depreciation and amortization of $539,000 was recorded for a loss from operations of $422,000. Other than depreciation, the single largest operating expense for the Partnership was rooms expense of $518,000, followed by administrative and general expenses of $192,000. Operating expenses for 1996 totaled $1,232,000. The largest expenses in 1996 were depreciation of $346,000, rooms expenses of $250,000 and administrative and general expenses of $155,000. The loss from operations in 1996 was $749,000. Other income and expense for 1997 includes net interest expense, gain on sale of partnership interests, loss on termination of franchise agreement and costs of researching a site not acquired. The Partnership's interest expense, net of interest income was

$646,000, representing interest incurred on the Solon Hampton Inn first mortgage, interest on the Notes to the extent proceeds were not used to finance construction, and interest on the notes payable and the first mortgage loan for Glenmaura through June 9, 1997. The net interest expense for 1996 was $475,000, representing interest on the notes payable and the first mortgage loan for Glenmaura and interest on the Notes to the extent the proceeds were not used for construction. The Partnership recorded a gain on the sale of the partnership interests in Glenmaura of $40,000. During 1997, the Partnership allowed the franchise agreement it had received for the Warwick site to expire, resulting in expense of $40,000. In addition, the Partnership had located a potential site in Hazleton, Pennsylvania on which $22,000 was spent in attorneys fees and other miscellaneous costs. After researching the site, the Partnership decided to pursue the site in Erie instead and expensed the costs incurred. The loss before minority interest in Glenmaura for 1997 totalled $1,091,000. After allocating $111,000 to the minority interests in Glenmaura, the Partnership's net loss for 1997 is $980,000.

The Solon Hampton Inn opened on August 1, 1997. The property achieved an average occupancy of 74% in 1997 after five months of operation, with an average daily rate of $77.97. The revenue per available room for 1997 was $57.62. The Solon market is an extremely strong market. The Solon Hampton Inn has achieved even better operating results than the General Partner expected. The strong performance has continued into 1998 with average occupancy through February, 1998 of 72%, an average daily rate of $72.96 and revenue per available room of $52.92.

The Courtyard by Marriott hotel opened in September 1996. The property achieved an average occupancy of 63% for 1997, its first full year of operations, at an average daily rate of $66.21. The revenue per available room for 1997 was $41.85. The Courtyard by Marriott hotel has taken longer to achieve stable operations than the General Partner had hoped. Typically, new hotels can require from several months to a couple of years to establish a stable customer base. The Courtyard by Marriott's occupancy continues to improve over the same period of the prior year, The first two months of 1998 the property achieved an average occupancy of 67%, versus average occupancy of 59% in 1997. The average daily rate for the first two months of 1998 at $64.92 was lower than the 1997 average daily rate of $67.20, but the combination of increased occupancy and reduced rate in 1998 produced a $26,000 increase in room revenues.

The Solon Hampton Inn is generating sufficient funds from operations to fund all operating expenses and debt service payments on the first mortgage loan. At the current time, the Partnership expects that it has sufficient funds to complete the construction of the Erie Hampton Inn hotel. However, until construction is completed, the total cost of the project will not be known. If there are significant unanticipated cost overruns incurred, the Partnership may not have sufficient funds to complete construction. The Partnership will be closely monitoring the costs of the Erie Hampton Inn in order to minimize the likelihood of significant cost overruns. The Partnership included a working capital reserve in its total costs for the Erie Hampton Inn hotel. The Partnership expects that the working capital reserve will be sufficient to fund any operating deficits of the Erie Hampton Inn hotel.

YEAR 2000 DISCLOSURE

The Partnership is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Partnership's computerized information systems. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Partnership's financial position, results of operations or cash flows in future periods. However, if the Partnership, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Partnership plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

COMPARISON OF THE FISCAL YEAR ENDED DECEMBER 31, 1996 TO THE FISCAL YEAR ENDED DECEMBER 31, 1995.

In 1996, the Partnership purchased a 12.5 unit limited partnership interest in Glenmaura for $1.2 million ($100,000 per unit), for an equity interest of 54.3%. Glenmaura built a 120-room, three story Courtyard by Marriott hotel outside of Scranton, Pennsylvania. The Courtyard by Marriott hotel opened in September 1996. For the last four months of 1996, average occupancy was 43%, with an average daily rate of $65.00.

In 1996, consolidated total assets of the Partnership increased approximately $10.3 million. The increase was caused by several factors. Net investment in real estate increased $7.8 million, $7.5 million of which was from the construction of the Courtyard by Marriott hotel by Glenmaura, and the additional $300,000 from development activities by the Partnership. Cash and cash equivalents increased approximately $1.9 million from proceeds of the Partnership's offering of Notes and Units. Debt issuance costs increased $489,000, $295,000 from costs incurred in the Partnership's offering of Notes, and $194,000 of costs associated with obtaining the financing for the Glenmaura property. Partnership consolidated liabilities increased approximately $10.0 million for several reasons. Subordinated Notes payable increased $3.2 million from the issuance of Notes in the Partnership's offering. Notes payable increased $1.5 million representing the notes payable issued by Glenmaura. The construction loan payable of $4.3 million represents construction financing on the Courtyard by Marriott hotel, which was replaced by $5.0 million of permanent first mortgage financing in February 1997. Accounts payable increased $440,000, primarily from outstanding construction invoices. Since most construction activities commenced in 1996, the accounts payable at the end of 1995 was much smaller. As Glenmaura is consolidated with the Partnership, the $640,000 of minority interest in the net assets of Glenmaura is presented in the balance sheet. Partners' equity increased $287,000 in 1996 from proceeds of the Partnership's public offering of the Units, net of syndication costs and partners' notes, and from the consolidation of the Partnership's interest in Glenmaura. In 1996, approximately $1.5 million of Units were issued, which is offset by an increase of $76,000 in partners' notes, syndication costs of $170,000 and $114,000 of partner distributions. The consolidated net loss for the Partnership for 1996 of $867,000 also decreased partners' equity.

The Partnership incurred a consolidated net loss of $867,000 in 1996. The primary revenue source was rooms revenue of $394,000 from Glenmaura, which is the only hotel in operation in 1996. Expenses in 1996, before interest and depreciation, totaled $886,000, for a loss before interest, depreciation and amortization of $403,000.

The Partnership's consolidated interest expense for 1996, net of interest income was $475,000, representing interest incurred by Glenmaura after opening in September, and interest on the proceeds from the Notes which were not used for construction in 1996. Interest on debt proceeds, primarily from the construction loan used in construction in 1996 was capitalized. Depreciation and amortization expenses totaled $346,000, for a net loss of $1.2 million before allocating $357,000 of the net loss to the minority interest in Glenmaura. The consolidated net loss for the Partnership was $867,000.

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 1997 the Partnership has $9,913,000 in outstanding long term indebtedness comprised of Notes of $5,413,000 and first mortgage financing of $4,500,000. In addition, the Partnership has obtained construction financing in the amount of $4,700,000 for the Erie Hampton Inn which it expects will be replaced by permanent first mortgage financing in the amount of $4,700,000. The Notes are due in December 2001, unless extended by their terms for one year to December 2002. The GMAC-Solon loan is due July, 2001, unless extended by its terms for one year to July, 2002. The GMAC-Erie loan is expected to be due before December, 2002, unless extended by its terms for one year to December, 2003. Once the Solon Hampton Inn and Erie Hampton Inn reach more stabilized operations, the Partnership expects to be able to place a larger new first mortgage on the properties, such that when it needs to refinance the total outstanding indebtedness, which is expected to total approximately $14.3 million in July, 2001, it can do so through a combination of retained excess working capital, new first mortgage financing and, if necessary, new subordinated note financing.

The Partnership believes that it has sufficient funding to complete the construction of the Erie Hampton Inn. However, given the uncertainty of construction, it is possible that significant unanticipated cost overruns could occur that would cause the Partnership to not have sufficient funds to complete construction. The Partnership intends to monitor construction costs very closely to minimize the possibility of significant cost overruns.

The Partnership included a working capital reserve in its total costs for the Solon Hampton Inn and has included a working capital reserve in its costs for the Erie Hampton Inn. The Partnership expects that the working capital reserves will be sufficient to fund any operating deficits.

The General Partner believes good investment opportunities exist in the limited service segments of the lodging industry. The limited service segment of the lodging industry has experienced significant growth in recent years as a greater number of leisure travelers seek to maximize value. The General Partner believes that the continued success of the lodging industry will depend upon, among other things, the continued demand for lodging facilities by both business and leisure travelers, which such demand is affected by general economic conditions, including, costs of labor and materials, unemployment, inflation and interest rates. In addition to, but directly affected by, economic trends, is the availability of financing on favorable terms for the construction and operation of hotels. In recent years a limited number of institutional lenders have been more willing to provide financing for hotel construction and operations, and hotel franchisors or their affiliates have established financing programs for construction and operation of the hotel franchisors' particular hotels. In addition to these industry considerations, the success of the Partnership's hotels will depend upon the hotel franchises developed and operated by the Partnership, as well as the location of the hotels.


Item 7.  Financial Statements

The following Partnership financial statements are filed as part of this Report:

           Consolidated Balance Sheets at December 31, 1997 and 1996 Consolidated Statements of Operations for years ended December 31, 1997 and 1996
           Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1997 and 1996
           Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996
           Notes to Consolidated Financial Statements
           Independent Auditors' Report

The following General Partner financial statements are filed as part of this
Report:

           Balance Sheets at December 31, 1997 and 1996
           Statements of Operation and Changes in Retained Earnings for the years ended December 31, 1997 and 1996 Statements of Cash Flows for the years ended December 31, 1997 and 1996 Notes to Financial Statements Independent Auditors' Report

                   ESSEX HOSPITALITY ASSOCIATES IV L.P.
                             AND SUBSIDIARIES

                     Consolidated Financial Statements

                        December 31, 1997 and 1996

                (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



   The Partners
   Essex Hospitality Associates IV L.P.:


   We have audited the accompanying consolidated balance sheets of Essex Hospitality Associates IV L.P. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Hospitality Associates IV L.P. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.







                                         KPMG Peat Marwick LLP

   Rochester, New York
   February 17, 1998

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996


                   ASSETS                                  1997          1996
                                                           ----          ----

Investment in real estate, at cost:
     Land                                               $ 1,531,644    2,492,195
     Land improvements                                      191,023      271,348
     Buildings                                            4,223,013    4,961,102
     Furniture, fixtures and equipment                      960,642    1,280,352
     Construction in progress                               884,630      469,487
                                                        -----------   ----------

                                                          7,790,952    9,474,484
     Less accumulated depreciation                          195,635      231,420
                                                        -----------   ----------

                Net investment in real estate             7,595,317    9,243,064

Cash and cash equivalents                                 1,641,947    2,515,685
Land held for sale                                          646,981         --
Investment in partnership                                   348,401         --

Deferred costs:
     Debt issuance                                          847,358      743,075
     Franchise fees                                          85,000      128,000
                                                        -----------   ----------

                                                            932,358      871,075
     Less accumulated amortization                          192,958      191,324
                                                        -----------   ----------

                Net deferred costs                          739,400      679,751
                                                        -----------   ----------

Other assets                                                 42,692      229,012
                                                        -----------   ----------

                                                        $11,014,738   12,667,512
                                                        ===========   ==========

        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable - construction                        637,059      335,914
     Other accounts payable and accrued expenses            102,474      258,724
     Mortgage note payable                                4,500,000         --
     Subordinated notes payable                           5,413,000    4,920,000
     Construction loan payable                                 --      4,294,243
     Other notes payable                                       --      1,500,000
                                                        -----------   ----------


                Total liabilities                        10,652,533   11,308,881
                                                        -----------   ----------

Minority interest in partnership                               --        641,368
                                                        -----------   ----------

Commitments and contingencies (notes 5 and 6)

Partners' capital                                           388,746      882,514
     Less notes receivable from partners                     26,541      165,251
                                                        -----------   ----------

                Net partners' capital                       362,205      717,263
                                                        -----------   ----------

                                                        $11,014,738   12,667,512
                                                        ===========   ==========

See accompanying notes to consolidated financial statements.



                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 1997 and 1996


                                                              1997             1996
                                                              ----             ----

Revenue:
     Room                                                  $ 1,663,818       394,134
     Food and beverage                                          95,678        54,048
     Telephone and other commissions                            98,246        34,880
                                                           -----------    ----------

                                                             1,857,742       483,062
                                                           -----------    ----------

Operating expenses:
     Rooms                                                     518,419       249,766
     Administrative                                            191,915       155,429
     Food and beverage                                         108,148       128,541
     Marketing                                                 128,660        89,240
     Repairs and maintenance                                   109,732        82,573
     Utilities                                                 124,981        28,822
     Management fees to affiliate                               94,418        25,338
     Telephone and other commissions                            60,278        19,869
     Royalty fees                                               62,543        15,766
     Insurance                                                  18,791        12,058
     Property taxes                                             33,142         6,569
     Professional fees                                          41,444          --
     Miscellaneous                                              38,413        72,214
     Depreciation and amortization                             538,678       345,756
     Equity in loss of partnership                             210,482          --
                                                           -----------    ----------

                                                             2,280,044     1,231,941
                                                           -----------    ----------

                Loss from operations                          (422,302)     (748,879)

Interest:
     Income                                                     88,008        74,202
     Expense                                                  (733,608)     (548,788)
Other expense, net                                             (22,933)         --
                                                           -----------    ----------

                Loss before minority interest in loss of
                   partnership                              (1,090,835)   (1,223,465)


Minority interest in loss of partnership                       111,254       356,524
                                                           -----------    ----------
                Net loss$                                     (979,581)     (866,941)
                                                           ===========    ==========

Net loss allocated to:
      General partners                                          (9,796)       (8,669)
      Limited partners                                        (969,785)     (858,272)
                                                           -----------    ----------

                                                           $  (979,581)     (866,941)
                                                           ===========    ==========

Net loss per limited partner unit                                 (394)         (551)
                                                           ===========    ==========

See accompanying notes to consolidated financial statements.



                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                AND SUBSIDIARIES

                   Statements of Changes in Partners' Capital

                     Years ended December 31, 1997 and 1996



                                         PARTNERS' CAPITAL                             NET
                                -----------------------------------       NOTES      PARTNERS'
                                 GENERAL     LIMITED        TOTAL       RECEIVABLE   CAPITAL

Balance at December 31, 1995   $  6,574       513,321       519,895     (89,247)      430,648

Capital contributions            15,120     1,496,830     1,511,950     (76,004)    1,435,946

Syndication costs                  --        (168,799)     (168,799)       --        (168,799)

Distributions to partners        (1,136)     (112,455)     (113,591)       --        (113,591)

Net loss                         (8,669)     (858,272)     (866,941)       --        (866,941)
                               --------    ----------    ----------    --------    ----------

Balance at December 31, 1996     11,889       870,625       882,514    (165,251)      717,263

Capital contributions             7,362       728,850       736,212     138,710       874,922

Syndication costs                  --        (112,637)     (112,637)       --        (112,637)

Distributions to partners        (1,378)     (136,384)     (137,762)       --        (137,762)

Net loss                         (9,796)     (969,785)     (979,581)       --        (979,581)
                               --------    ----------    ----------    --------    ----------

Balance at December 31, 1997   $  8,077       380,669       388,746     (26,541)      362,205
                               ========    ==========    ==========    ========    ==========


See accompanying notes to consolidated financial statements.


                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1997 and 1996


                                                                    1997           1996
                                                                    ----           ----
Cash flows from investing activities:
     Cash received from customers                                $ 1,830,281       444,876
     Cash paid to suppliers and employees                         (1,595,480)     (717,237)
     Interest received                                                88,008        55,016
     Interest paid                                                  (733,608)     (519,717)
                                                                 -----------    ----------

                Net cash used in operating activities               (410,799)     (737,062)
                                                                 -----------    ----------

Cash flows from investing activities:
     Investment in real estate                                    (6,462,201)   (6,094,996)
     Change in cash with change in controlling interest
        in partnership                                              (103,838)      248,522
     Proceeds from sale of partnership interest                      105,000          --
     Distributions received from partnership investment               12,400          --
     Franchise fee paid                                              (45,000)         --
     (Increase) decrease in other assets - due from affiliates
        and deposits                                                  90,134       (34,528)
                                                                 -----------    ----------

                Net cash used in investing activities             (6,403,505)   (5,881,002)
                                                                 -----------    ----------

Cash flows from financing activities:
     Proceeds from mortgage notes payable                          9,500,000          --
     Proceeds from (repayment of) construction loan               (4,294,243)    4,294,243
     Proceeds from issuance of subordinated notes payable            493,000     3,176,000
     Debt issuance costs                                            (382,714)     (418,800)
     Proceeds from offering of limited partnership units             874,922     1,435,946
     Proceeds from offering of subsidiary limited partnership
        units, net                                                      --         303,277
     Syndication costs                                              (112,637)     (172,190)
     Distributions to partners                                      (137,762)     (113,591)
                                                                 -----------    ----------

                Net cash provided by financing activities          5,940,566     8,504,885
                                                                 -----------    ----------

                Net increase (decrease) in cash                     (873,738)    1,886,821

Cash and cash equivalents - beginning of year                      2,515,685       628,864
                                                                 -----------    ----------

Cash and cash equivalents - end of year                          $ 1,641,947     2,515,685
                                                                 ===========    ==========






                                                                    (Continued)


                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                           December 31, 1997 and 1996

                                                                                    1997          1996
                                                                                    ----          ----
Reconciliation of net income to net cash used in operating activities:
        Net loss                                                                $  (979,581)     (866,941)
        Adjustments to reconcile net loss to net cash used in operating activities:
               Depreciation and amortization                                        538,678       345,756
               Minority interest in partnership                                    (111,254)     (356,524)
               Equity in loss of partnership                                        210,482          --
               Gain on sale of partnership interest                                 (39,526)         --
               Loss on termination of franchise agreement                            40,000          --
               Loss on potential site                                                22,459          --
               Change in:
                  Other assets                                                      (45,923)      (72,896)
                  Accounts payable and accrued expenses                             (46,134)      213,543
                                                                                -----------    ----------

                      Net cash used in operating activities                     $  (410,799)     (737,062)
                                                                                ===========    ==========

Supplemental schedule of noncash investing and financing activities:
        Increase (decrease) in assets and liabilities in conjunction with the change of a controlling interest in partnership:
               Investments in real estate, net                                  $(7,373,829)    2,243,340
               Deferred costs and other assets                                     (319,195)    1,498,522
               Debt                                                              (6,500,000)      518,749
               Other liabilities                                                   (129,987)    1,500,000
               Minority interest in partnership                                    (519,614)      493,497
                                                                                ===========    ==========

        Obligations incurred in connection with construction
           in progress                                                          $   597,521       180,514
                                                                                ===========    ==========

        Notes received from general and limited partners                        $     7,362        76,004
                                                                                ===========    ==========


See accompanying notes to consolidated financial statements.

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                AND SUBSIDIARIES

                          Notes to Financial Statements

                           December 31, 1997 and 1996


(1)    ORGANIZATION

       Essex Hospitality Associates IV L.P. (the Partnership) is a New York limited partnership formed in 1995 for the purpose of acquiring land and constructing, owning and operating a series of hotels. The Partnership may also invest in other partnerships that own hotels. The Partnership financed its activities through a public offering of notes and limited partnership units which was completed in November 1997. The Partnership's general partner is Essex Partners Inc. (Essex Partners), a wholly-owned subsidiary of Essex Investment Group, Inc. (Essex).

       The Partnership has acquired land in order to construct and operate hotels. A Hampton Inn hotel was constructed in Solon, Ohio and the hotel commenced operations in August 1997. In June 1997, land was purchased in Erie, Pennsylvania and construction of a Hampton Inn hotel has begun. In December 1995, land was purchased in Warwick, Rhode Island in anticipation of the construction of a Homewood Suites hotel. However, as a result of higher than projected construction costs and a change in market conditions, the Partnership has decided not to proceed with development of the hotel and is now pursuing the sale of the land.

       In 1997 Solon Hotel LLC, a special purpose entity was created to own the Solon Hampton Inn. The managing member of the Solon Hotel LLC is Essex Hotel LLC, a single purpose entity created to act as the managing member. The membership interests in Solon Hotel LLC are owned 99% by the Partnership and 1% by Essex Hotel LLC, whose sole member is the Partnership.

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

       In January 1996, the Partnership acquired a 54.3% limited partnership interest in Essex Glenmaura L.P. (Glenmaura) through the purchase of 12.5 limited partnership units for $1,250,000. The purchase price was equal to the pro rata portion of the fair value of the net assets acquired. Glenmaura owns and operates a Courtyard by Marriott hotel near Scranton, Pennsylvania. Construction of the hotel was completed and operations began in September 1996. In June 1997, the Partnership sold 1.05 limited partnership units of Glenmaura to Essex Partners for $105,000, reducing the Partnership's ownership interest to 49.8%. A gain of $39,526 was realized on the sale and is included in other expense, net.

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                AND SUBSIDIARIES

                    Notes to Financial Statements, Continued


(1)    ORGANIZATION, CONTINUED

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

       Essex Partners and its affiliates are receiving substantial fees in connection with the offering of notes and limited partnership units. Additional fees will be paid to them in connection with the acquisition, development and operation of the hotels and management of the Partnership (see note 6).

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                AND SUBSIDIARIES

                    Notes to Financial Statements, Continued


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       BASIS OF ACCOUNTING

       The financial statements of the Partnership were prepared on the accrual basis of accounting in conformity with generally accepted accounting principles.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Partnership, Solon Hotel LLC, Essex Hotel LLC, Erie Hotel LLC and Essex Hotels II LLC. All significant inter-partnership transactions and balances have been eliminated in consolidation.

       The consolidated financial statements also include the accounts of Glenmaura through June 9, 1997, the date at which the Partnership's ownership interest thereon was reduced to less than 50% (see note 1). For the period from June 10, 1997 through December 31, 1997, the Partnership's investment in Glenmaura is accounted for under the equity method.

       INVESTMENT IN REAL ESTATE

       Investment in real estate is stated at cost. Possible impairment of the carrying value is evaluated when events or changed circumstances may affect the underlying basis of the asset. Depreciation is calculated using the straight-line method for buildings and accelerated methods for land improvements, furniture, fixtures and equipment over the estimated useful lives of the assets as each hotel commences operations:

                Buildings                           39 years

                Land improvements                   15 years

                Furniture, fixtures and equipment   5 - 7 years

       CASH AND CASH EQUIVALENTS

       Cash investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.

       DEFERRED COSTS

       Costs of issuing debt are being amortized on a straight-line basis over the terms of the debt.

       Franchise fees paid for the right to own and operate the hotels are amortized on a straight-line basis over the term of each franchise agreement, once each hotel commences operations.

       SYNDICATION COSTS

       Selling commissions and legal, accounting, printing and other filing costs totaling $418,892 related to the offering of the limited partnership units were charged against the proceeds of the public offering.

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                AND SUBSIDIARIES

                    Notes to Financial Statements, Continued


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       INCOME TAXES

       No provision for income taxes has been provided since any liability is the individual responsibility of the partners.

       RECOGNITION OF REVENUE

       Revenues are recognized as earned in accordance with contractual arrangements for each transaction.

       LIMITED PARTNERSHIP PER UNIT DATA

       Net loss per limited partnership unit is calculated by dividing net loss by the weighted average number of units outstanding during the year. The weighted average number of units outstanding was 2,459 in 1997 and 1,557 in 1996.

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

(3)    INVESTMENT IN PARTNERSHIP

       Summarized financial information for Glenmaura as of and for the years ended December 31, 1997 and 1996 follows:

                                                          DECEMBER 31,
                                                          ------------
                                                       1997          1996
                                                       ----          ----

              Net investment in real estate         $7,151,000     7,505,000
              Net deferred costs                       144,000       124,000
              Other assets                             203,000       156,000
              Borrowed funds                         6,500,000     5,794,000
              Other liabilities                        300,000       588,000
              Partners' capital                        698,000     1,403,000
                                                    ==========     =========

              Minority interest                     $     --         641,000
                                                    ==========     =========

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                AND SUBSIDIARIES

                    Notes to Financial Statements, Continued


(3)    INVESTMENT IN PARTNERSHIP, CONTINUED

                                           1997
                              ---------------------------------
                               JAN. 1 -     JUNE 10 -
                               JUNE 9       DEC. 31       TOTAL        1996
                               ------       -------       -----        ----

Revenue                     $ 905,000     1,263,000     2,168,000     483,000
Operating loss                 (7,000)      (69,000)      (76,000)   (652,000)
Interest expense              230,000       345,000       575,000     163,000
Net loss                     (243,000)     (423,000)     (666,000)   (815,000)
                            =========    ==========    ==========    ========

Minority interest in loss   $ 111,000          --         111,000     357,000
                            =========    ==========    ==========    ========

       The Partnership's ownership interest in Glenmaura was reduced from 54.3% to 49.8% as of June 9, 1997. Therefore, the assets, liabilities and results of operations of Glenmaura, and the minority interest thereon, are only reflected in the accompanying financial statements through that date.

(4)    DEBT

       MORTGAGE NOTE PAYABLE

       On July 7, 1997, the Partnership obtained permanent financing from GMAC Commercial Mortgage Corporation (GMAC) for $4,500,000 to repay the construction loan on the Solon, Ohio hotel. As of December 31, 1997, $1,327,000 of the loan proceeds is held in escrow until final payments under the construction contract are made in March 1998. The loan is due July_1, 2001 with a one year extension available upon the payment of a fee and if certain debt service coverage is attained. Interest accrues at 3.25% over the 30-day LIBOR index (8.97% at December 31, 1997). Monthly payments of interest only are due until August 1, 1998. Principal and interest payments are due thereafter based on a 25-year amortization. Starting in the second year of the loan, the Partnership will be required to maintain a replacement reserve of 2% of monthly room revenues. The replacement reserve payment will increase to 4% of monthly room revenues in the third year of the loan. The loan is collateralized by the real and personal property and certain other assets of Solon Hotel LLC. The Partnership was also required to pledge its limited partnership interest in Glenmaura and the loan is thirty percent guaranteed by Essex Partners.

       SUBORDINATED NOTES PAYABLE

       Subordinated notes payable of $5,413,000 bear interest at a rate of 10.5% per annum, payable monthly, and mature December 31, 2001, unless extended by the Partnership to December 31, 2002 upon payment to holders of an extension fee equal to .5% of the principal amount of the subordinated notes outstanding. The notes are issued as unsecured obligations of the Partnership.

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                AND SUBSIDIARIES

                    Notes to Financial Statements, Continued


(4)    DEBT, CONTINUED

       The future annual principal payments of the debt obligations outstanding as of December 31, 1997 are estimated as follows:

                    1998              $   17,500
                    1999                  44,500
                    2000                  49,000
                    2001               9,802,000
                                      ----------
                                      $9,913,000
                                      ==========

       In 1997 and 1996, interest of $202,746 and $193,354, respectively, was capitalized in investments in real estate as the debt was used to finance construction of hotels.

       CONSTRUCTION LOAN COMMITMENT

       On December 31, 1997, the Partnership received a letter of commitment from a bank for $4,700,000 of construction financing for the Hampton Inn in Erie, Pennsylvania. The term is for twelve months and requires monthly payments of interest only at a rate of 2.5% over the LIBOR rate (8.22% at December 31, 1997). The facility will be guaranteed by Essex Partners and collateralized by the related hotel property. Additionally, covenants require minimum net worth and limit distributions. There were no draws outstanding on the facility at December 31, 1997. The Partnership is also negotiating with GMAC for permanent financing of the Erie Hampton Inn hotel.

(5)    FRANCHISE FEES

       The Solon, Ohio Hampton Inn is operated under a license agreement with Promus Corporation (Promus). An initial franchise fee of $40,000 was paid in 1995. In 1997, the Partnership entered into another license agreement with Promus to operate the Hampton Inn in Erie, Pennsylvania. A initial franchise fee of $45,000 was required. The term of the license agreements is approximately twenty years from the date the hotel commences operations. In addition, for each hotel, the Partnership will be required to pay Promus a monthly royalty fee of an additional 4% of gross rooms revenues, a monthly marketing/reservation fee of 4% of gross rooms revenue, an initial software license fee of $3,000 plus $85 per guest room with a monthly maintenance charge of $200 to $400 per month, and a monthly amount equal to any sales tax or similar tax imposed on Promus on payments received under the license agreement. Royalty, marketing/reservation fees were $72,596 in 1997.

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

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                AND SUBSIDIARIES

                    Notes to Financial Statements, Continued


(5)    FRANCHISE FEES, CONTINUED

       In 1995, the Partnership entered into a license agreement with Promus to operate a Homewood Suites hotel in Warwick, Rhode Island for which an initial franchise fee of $40,000 was paid. However, in 1997, the Partnership determined that they would not build the hotel. As a result, the franchise agreement was terminated and the franchise fee was written off and included in other expense.

(6)    RELATED PARTY TRANSACTIONS

       A summary of fees earned by Essex Partners or its affiliates for the years ended December 31, 1997 and 1996 under the terms of the Partnership agreement follows:

                TYPE OF FEE                    AMOUNT OF FEE                          1997             1996
                -----------                    -------------                          ----             ----

           Selling Commission      Up to $80 per limited partnership
                                   unit and $55 per $1,000 sold                $80,685              289,063

           Organization and        3.4% of the gross proceeds
               Offering Fee        of the offering                              41,543              158,876

           Offering and            Up to $40,000 if proceeds of
               Organization Fee    the offering of limited partnership
                - Glenmaura        units is $4,000,000, reduced by
                                   any selling commissions paid                   --                 16,000

           Acquisition Fee         $110,000 per hotel site                     110,000               --

           Development Fee         $160,000 per hotel, plus 5% of the
                                   total cost of the hotel in excess of
                                   $2.7 million (not to exceed $325,000
                                   per hotel)                                   254,500             108,000

           Development Fee         $285,000 (less $171,000 paid prior
                - Glenmaura        to the Partnership's purchase of a
                                   controlling interest of Glenmaura)             --                114,000

           Property Management     4.5% of gross operating revenues
               Fee                 from the hotels                              80,930               21,718

           Partnership Management  .75% to 1.25% of gross operating
               Fee                 revenues from the hotels                     13,488                3,620

           Accounting Fee          $800 per month                                4,000                3,200
                                                                             ---------             --------

                                                                              $585,146              714,477
                                                                              ========              =======



                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                AND SUBSIDIARIES

                    Notes to Financial Statements, Continued


(6)    RELATED PARTY TRANSACTIONS, CONTINUED

       The above fees are reflected in the accompanying financial statements as follows:

                                                        1997      1996
                                                        ----      ----

       Balance Sheet:
            Investment in real estate                 $364,500   222,000
            Deferred debt issuance costs                43,877   282,664
            Syndication costs, charged to partners'
               capital                                  78,351     5,275
                                                      --------   -------

                                                      $486,728   669,939
                                                      ========   =======

       Statements of operations:
            Management fees to affiliate                94,418    25,338
            Administrative expense                       4,000     3,200
            Partnership management fees                   --      16,000
                                                      --------   -------

                                                      $ 98,418    44,538
                                                      ========   =======


       Organization and offering fees are allocated to syndication costs and debt issuance costs based on the pro rata share of limited partner's units and notes payable to the total offering.

       In 1995, the Partnership paid a $110,000 acquisition fee in connection with the Warwick, Rhode Island site. The acquisition fee was refunded to the Partnership in 1996.

       Under the terms of the Partnership agreement, Essex Partners or its affiliates will also earn other fees as follows:

              TYPE OF FEE                           AMOUNT OF FEE
              -----------                           -------------
         Investor Relations Fee      .25% of the gross proceeds of the offering
                                     payable annually in 1998 through 2001

         Refinancing Fee             1% of the gross proceeds of refinancing any
                                     or all of the hotels

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

                              ESSEX PARTNERS INC.
                         (A Wholly Owned Subsidiary of
                         Essex Investment Group, Inc.)

                              Financial Statements

                           December 31, 1997 and 1996

                  (With Independent Auditors' Report Thereon)

KPMG PEAT MARWICK LLP
     600 Clinton Square
     Rochester, NY  14604











                          INDEPENDENT AUDITORS' REPORT



The Board of Directors of
Essex Partners Inc.:


We have audited the accompanying balance sheets of Essex Partners Inc. (a wholly owned subsidiary of Essex Investment Group, Inc.) as of December 31, 1997 and 1996, and the related statements of operations and changes in retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essex Partners Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ KPMG PEAT MARWICK LLP
Rochester, New York
February 26, 1998


                              ESSEX PARTNERS INC.
          (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                                 Balance Sheets

                           December 31, 1997 and 1996


               ASSETS                                              1997           1996
               ------                                              ----           ----

Current assets:
    Cash and cash equivalents                                   $  418,458      84,643
    Receivables from partnerships                                  452,187     815,825
    Due from parent and affiliates, net                            318,465        --
    Other                                                            2,630       5,682
                                                                ----------   ---------

              Total current assets                               1,191,740     906,150

Noncurrent receivables from partnerships                           186,146     533,825
Investment in real estate                                          132,844        --
Investments in partnerships                                        543,745     506,224
Deferred tax asset                                                  56,300      48,000
Office furniture and equipment less accumulated
         depreciation of $104,373 in 1997 and $74,560 in 1996       73,545      87,479
                                                                ----------   ---------

                                                                $2,184,320   2,081,678
                                                                ==========   =========

         LIABILITIES AND STOCKHOLDER'S INVESTMENT

Current liabilities:
    Accounts payable and accrued expenses                          301,426      40,504
    Due to parent and affiliates, net                                 --       216,006
                                                                ----------   ---------

              Total current liabilities                            301,426     256,510

Accrued partnership contributions                                   87,359      91,770
                                                                ----------   ---------

                                                                   388,785     348,280
                                                                ----------   ---------
Contingencies (note 6)

Stockholder's investment:
    Common stock, par value $.01, authorized 2,000,000
        shares; 100 shares issued and outstanding                        1           1
    Paid-in capital                                                    999         999
    Retained earnings                                            1,794,535   1,732,398
                                                                ----------   ---------
               Total stockholder's investment                    1,795,535   1,733,398
                                                                ----------   ---------
                                                                $2,184,320   2,081,678
                                                                ==========   =========



See accompanying notes to financial statements.

                              ESSEX PARTNERS INC.
          (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

           Statements of Operations and Changes in Retained Earnings

                 For the years ended December 31, 1997 and 1996


                                                          1997          1996
                                                          ----          ----
Revenues:
   Management and administrative fees                 $ 1,361,325     1,139,551
   Organization, property acquisition, disposition
            and development fees                          960,947       652,156
                                                      -----------     ---------
          Total revenues                                2,322,272     1,791,707
                                                      -----------     ---------

Operating expenses:
    Personnel                                           1,432,460     1,136,218
    Office operations                                     166,720       170,883
    Occupancy                                             145,692       143,666
    Sales and marketing                                    38,152        51,280
    Professional fees                                      40,086        57,594
    Equity in losses of partnerships, net                  85,665        11,290
    Provision for losses on partnership investments
             and receivables                              217,246       210,653
                                                      -----------     ---------
           Total operating expenses                     2,126,021     1,781,584
                                                      -----------     ---------
           Income from operations                         196,251        10,123
                                                      -----------     ---------
Other income (expense):
    Expenses from terminated REIT transaction            (200,000)         --
    Interest income                                        76,948        75,920
    Interest expense                                       (7,062)      (80,743)
                                                       -----------     ---------
                      Total other expense, net           (130,114)       (4,823)
                                                      -----------     ---------
                      Income before income taxes           66,137         5,300

Income taxes                                               35,000         2,000
                                                      -----------     ---------
                      Net income                           31,137         3,300

Retained earnings, beginning of year                    1,732,398     1,729,098
Adjustment pursuant to tax sharing arrangement             31,000          --
                                                      -----------     ---------
Retained earnings, end of year                        $ 1,794,535     1,732,398
                                                      ===========     =========


See accompanying notes to financial statements.



                              ESSEX PARTNERS INC.
          (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                            Statements of Cash Flows

                 For the years ended December 31, 1997 and 1996


                                                                          1997           1996
                                                                          ----           ----
Cash flows from operating activities:
         Net income                                                    $  31,137         3,300
         Adjustments to reconcile net income to net cash
           provided by operating activities:
              Equity in losses of partnerships                            85,665        11,290
              Depreciation                                                29,813        25,397
              Provision for losses on partnership investments
                       and receivables                                   217,246       210,653
              Deferred income taxes                                       (8,300)         --
              Adjustment pursuant to tax sharing arrangement              31,000          --
              Cash provided (used) by changes in:
                       Other current assets                                3,052        27,709
                       Accounts payable and accrued expenses             260,922      (144,876)
                       Accrued partnership contributions                  (4,411)      (71,772)
                                                                         -------        ------

                           Net cash provided by operating activities     646,124        61,701
                                                                         -------        ------

Cash flows from investing activities:
         Repayments from (advances to) partnerships, net                 594,614    (1,002,829)
         Purchase of real estate                                        (132,844)         --
         Investments in partnerships                                    (321,830)     (242,500)
         Distributions from partnerships                                  98,101       149,242
         Purchase of office furniture and equipment                      (15,879)      (12,410)
                                                                         -------        ------
                           Net cash provided by (used in)
                                    investing activities                 222,162    (1,108,497)
                                                                         -------        ------
Cash flows from financing activities -
         advances (to) from parent and affiliates, net              (534,471)      216,006
                                                                         -------        ------
              Net increase (decrease) in cash and
                       cash equivalents                                  333,815      (830,790)

Cash and cash equivalents, beginning of year                              84,643       915,433
                                                                         -------        ------
Cash and cash equivalents, end of year                                 $ 418,458        84,643
                                                                       =========        ======
Supplemental disclosure of cash flow information:
         Cash paid during the year for interest                        $   8,651        86,859
                                                                       =========        ======





See accompanying notes to financial statements.

                              ESSEX PARTNERS INC.
          (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                         Notes to Financial Statements

                           December 31, 1997 and 1996


(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Essex Partners Inc. (the Company) is the managing general partner of partnerships which primarily own and operate hotels, apartment buildings and manufactured home communities (MHCs). In addition to revenues earned as an investor, the Company receives management, administrative, development and other fees for services rendered to the partnerships.

     The Company's parent, Essex Investment Group, Inc. (Essex), is an integrated financial services and real estate company.

     CASH EQUIVALENTS

     Cash equivalents consist of money market accounts.

     INVESTMENTS IN PARTNERSHIPS

     Investments in partnerships are accounted for by the equity method. Any initial partnership capital contribution required by the Company which is payable out of future distributions to the Company is accrued.

     RECOGNITION OF REVENUE

     Organization, property acquisition, disposition, development, management and administrative fees are recognized as earned in accordance with contractual arrangements for each transaction.

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


     The Company is included in the consolidated federal and combined New York State income tax returns of Essex. Essex allocates current federal and state income taxes on a pro rata basis to only its subsidiaries which have taxable income. Any difference between current income taxes determined on a separate company basis in accordance with the asset and liability method and the amount allocated to the Company by Essex is reflected as an adjustment of retained earnings.

                              ESSEX PARTNERS INC.
          (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                    Notes to Financial Statements, Continued


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  PARTNERSHIP INVESTMENTS AND RECEIVABLES

     INVESTMENTS

     The Company's investments in partnerships as of and for the years ended December 31, 1997 and 1996 by property type are summarized as follows:

                                                       APARTMENTS
                                HOTELS       MHCS      AND OTHER        TOTAL
                                ------       ----      ---------        -----
         1997

Investments at December 31    $ 180,722     304,029      58,994(1)     543,745

Equity in losses                (44,289)    (41,306)        (70)       (85,665)

Investments during the year     105,000     190,000      26,830        321,830

Distributions received           14,015      49,868      34,218         98,101

           1996

Investments at December 31    $ 134,026     205,203     166,995        506,224

Equity in losses                (14,211)     11,162      (8,241)       (11,290)

Investments during the year        --       217,500      25,000        242,500

Distributions received           89,378      23,764      36,100        149,242

(1) In 1997, the Company wrote off $100,543 of an investment in a residential real estate partnership.

Losses of the partnerships include amortization and depreciation of the underlying properties.

                              ESSEX PARTNERS INC.
          (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                    Notes to Financial Statements, Continued


(2)  PARTNERSHIP INVESTMENTS AND RECEIVABLES, CONTINUED

     RECEIVABLES

     The Company makes advances to investee partnerships to fund operations as well as in connection with the acquisition and construction of real estate. Such receivables, which are generally due on demand and unsecured, are summarized as follows at December 31, 1997 and 1996:

         Partnership                                       1997           1996
         -----------                                       ----           ----

Essex Geneseo Associates L.P.                         $  276,232         173,293
Essex Microtel LeRay L.P.                                212,995         313,084
Essex Hospitality Associates III L.P.                    149,903          62,784
Essex - Ashford River Oaks L.P.:
         Mortgage note                                      --           270,000
         Advances                                         10,267         472,372
Others                                                   211,936         298,117
                                                         -------         -------

                                                         861,333       1,589,650

Less allowance for losses                                223,000         240,000
                                                         -------         -------

                                                         638,333       1,349,650

Less current portion                                     452,187         815,825
                                                         -------         -------

                                                      $  186,146         533,825
                                                      ==========         =======

     Essex Microtel LeRay L.P. (LeRay) owns and operates a 100-room Microtel hotel located in LeRay, New York. During 1996, the Company advanced $313,084 to LeRay, primarily to reduce outstanding mortgage debt. Cash flow from hotel operations is not anticipated to be sufficient to repay the advances, and therefore, during 1997, the Company wrote off $100,089 of the amount due. Summarized financial information for LeRay as of and for the years ended December 31, 1997 and 1996 follows:

                                                         1997             1996
                                                         ----             ----

Assets                                               $2,064,000       2,170,000
Liabilities                                           1,581,000       1,780,000
Partners capital                                        483,000         390,000
Revenue                                                 605,000         577,000
Net income (loss)                                        93,000        (221,000)
                                                     ==========       =========

                              ESSEX PARTNERS INC.
          (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                    Notes to Financial Statements, Continued

(2)  PARTNERSHIP INVESTMENTS AND RECEIVABLES, CONTINUED

     The following table summarizes activity in the allowance for losses:

                                                        1997              1996
                                                        ----              ----

             Balance beginning of year               $ 240,000          240,000
             Provisions for losses                     116,703          210,653
             Charges offs, net of recoveries          (133,703)        (210,653)
                                                      --------         --------

                      Balance at end of year         $ 223,000          240,000
                                                     =========          =======

     OPERATIONS

     Fees earned in connection with providing organization, financing, acquisition, development, management, administration and due diligence services to the investee partnerships totaled $2,228,216 in 1997 and $1,726,426 in 1996.

     In 1997, the Company initiated development of a real estate investment trust (REIT) for hotel properties held by certain of the investee partnerships. The Company incurred legal, accounting and other advisory costs in connection with that project. However, as of December 31, 1997, the REIT offering is not expected to be completed and the Company has, therefore, charged $200,000 of those costs to operating expense in 1997.

(3)  INVESTMENT IN REAL ESTATE

     In 1997, the Company purchased an 8% mortgage loan receivable with an outstanding balance of $192,844. The Company purchased the loan at a $60,000 discount, paying $132,844. On February 26, 1998, the Company acquired title to the property through foreclosure sale.

(4)   RELATED PARTY TRANSACTIONS

     The Company provides management and administrative services under contracts with several other entities owned by officers of Essex, earning fees of $94,056 in 1997 and $65,281 in 1996.

(5)   INCOME TAXES

     The components of income tax expense are as follows:

                                      Current           Deferred         Total
                                      -------           --------         -----
               1997:
                  Federal            $ 34,000           (7,000)         27,000
                  State                 9,300           (1,300)          8,000
                                     --------           ------          ------
                                     $ 43,300           (8,300)         35,000
                                     ========           ======          ======
               1996:
                  Federal               1,500             --             1,500
                  State                   500             --               500
                                     --------           ------          ------
                                     $  2,000             --             2,000
                                     ========           ======          ======

                              ESSEX PARTNERS INC.
          (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                    Notes to Financial Statements, Continued


(5)  INCOME TAXES, CONTINUED

     Income taxes differ from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income taxes as follows:

                                                         1997           1996
                                                         ----           ----

          Computed "expected" tax expense               $22,500        1,800
          Increase (decrease) resulting from:
              State taxes, net of Federal income
                  tax benefit                             5,300          330
              Meals and entertainment                     2,400         --
              Officers' life insurance                    4,300         --
              Other                                         500         (130)
                                                        -------        -----
                                                        $35,000        2,000
                                                        =======        =====

     In 1997 and 1996, Essex allocated $12,300 and $2,000 of consolidated current income tax expense to the Company pursuant to the inter-company tax sharing arrangement. The differences between current income taxes allocated to the Company under the tax sharing arrangement and the amounts reflected above in accordance with the asset and liability method are reflected in the accompanying statement of changes in retained earnings as adjustments to retained earnings.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                               1997       1996
                                                               ----       ----

        Deferred tax assets - allowance for uncollectible
            receivables                                       $89,200     96,000
                                                              -------     ------

        Deferred tax liabilities:
            Investment in partnerships                         26,800     42,700
            Depreciation of office furniture and
                 equipment                                      6,100      5,300
                                                              -------     ------
                       Gross deferred tax liabilities          32,900     48,000
                                                              -------     ------
                       Net deferred tax asset                 $56,300     48,000
                                                              =======     ======

                              ESSEX PARTNERS INC.
          (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                    Notes to Financial Statements, Continued


(5)  INCOME TAXES, CONTINUED

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and estimates of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 1997.

(6)  CONTINGENCIES

     As the general partner in several partnerships, the Company may, subject to partnership agreement restrictions, be held liable for all recourse debt and obligations of such partnerships to the extent that the obligations are not otherwise funded. The amounts of such contingent liabilities include guarantees of the following partnership obligations at December 31, 1997:

     Essex Microtel Lehigh L.P.

     Mortgage payable to bank, secured by a first mortgage on
         the property                                                $2,543,000

     Essex Hospitality Associates IV L.P.

     Mortgage payable, secured by a first mortgage on the property    1,350,000

     Essex Geneseo Associates L.P.

     Mortgage payable to bank, secured by mortgages on
         the property                                                 4,275,000

     Essex Real Estate Partnership Notes

     Mortgage notes payable to private investors, primarily
         secured by first and second mortgages on certain
         properties                                                     651,000

     Essex Glenmaura L.P.

     Unsecured subordinated notes payable to private investors        1,500,000

     Essex Mobile Home Properties IX L.P.

     Unsecured subordinated notes payable to private investors        1,200,000

     Greenport L.L.C

     Mortgage payable to bank, secured by a first mortgage              135,000
         on the property

     Essex Manufactured Home Communities X L.P.

     Unsecured subordinated notes payable to private investors        1,200,000

                              ESSEX PARTNERS INC.
          (A Wholly Owned Subsidiary of Essex Investment Group, Inc.)

                    Notes to Financial Statements, Continued


(6)  CONTINGENCIES, CONTINUED

     Although there is no current plan or intention to do so, the capital of the Company is available for withdrawal by Essex. Summarized consolidated financial information for Essex as of and for the years ended December 31, 1997 and 1996 follows:

                                              1997         1996
                                              ----         ----

             Assets                       $ 7,000,000    6,400,000

             Liabilities                    5,200,000    5,200,000

             Total stockholders' equity     1,800,000    1,200,000

             Revenue                       16,700,000   13,900,000

             Net income                       420,000      400,000
                                           ==========   ==========

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

The directors and executive officers of the General Partner, as of March, 1998, are as follows. Brief summaries of their business experience and certain other information are set forth following the table.

           NAME         AGE            POSITION
           ----         ---            --------
John E. Mooney           53     President, Chief Executive Officer and Director
Jerald P. Eichelberger   54     Executive Vice President, Secretary and Director
Richard C. Brienzi       40     Senior Vice President, Treasurer, Chief
                                Operating Officer of the Multi-Family Division
                                and Director
Barbara J. Purvis        44     Senior Vice President and Director
James A. Young           49     First Vice President Hotel Operations

Mr. Mooney has been the President, Chief Executive Officer and a Director of the General Partner since its formation in December, 1986. Mr. Mooney is also the President, Chief Executive Officer and a Director of Essex, and has served in that capacity since its formation in January, 1987. His investment experience includes serving as an individual general partner of over 45 real estate limited partnerships, 10 oil and gas limited partnerships, and 3 venture funds. He is the Chairman of the Board of Moscom Corporation. In addition, he is a Director of Performance Technologies, Inc., the Greater Rochester Housing Partnership and the Monroe County Industrial Development Agency. He is also Chairman of the Executive Committee of Genesee Capital, Inc., a Small Business Investment Company in the Rochester, New York area.

Mr. Eichelberger has been the Executive Vice President and Director of the General Partner since its formation in December, 1986. Mr. Eichelberger has also been an Officer and Director of Essex since its formation in January, 1987. Mr. Eichelberger has been an individual general partner in several real estate limited partnerships, one oil and gas partnership, and one venture capital fund. He is a Director of Genesee Capital, Inc. and St. Joseph's Villa.

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

Ms. Purvis has been a Vice President and Director of the General Partner since December 1996 and Essex since January 1987. She is a Director of Genesee Capital, Inc. and serves on the boards of a number of not-for-profit agencies.

Mr. Young joined Essex in August of 1993, and is responsible for hotel management and operations. Mr. Young was appointed Vice President in September, 1993. From 1990 to 1993 he worked for the Georgetown University, first as General Manager of the Georgetown University Hotel and Conference Center, then as Executive Director of Auxiliary Services of Georgetown University.

Other significant employees of the General Partner, as of March, 1998, are as follows. Brief summaries of their business experience and certain other information are set forth following the table.

           NAME          AGE            POSITION
           ----          ---            --------
Lorrie L. LoFaso         41         Assistant Secretary and Vice President

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


Item 10.  Executive Compensation

The Partnership has approximately 15 fulltime and 20 parttime employees who work at the Solon Hampton Inn. The Partnership and its hotel properties are managed by its General Partner. The Partnership has not paid (or accrued) any cash or other compensation to any executive officer of the General Partner for services rendered to the Partnership during the year ended December 31, 1997. The Partnership has no pension, option or other benefit plans and no cash or non-cash compensation was paid or distributed, or is proposed to be paid or distributed in the future, by the Partnership to any executive officer of the General Partner pursuant to any benefit plan.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

There are no partners which own more than a 5% limited partnership interest in the Partnership.

There are currently no limited partner interests in the Partnership held by executive officers and directors of the General Partner.

Item 12.   Certain Relationships and Related Transactions

The General Partner will be the property manager for each of the Partnership's properties and is the property manager for the Glenmaura property. The management agreements describe the property manager's responsibilities and fees. Under the management agreements, the General Partner receives a monthly management fee of 4.5% of gross revenues, and a monthly accounting fee of $800 from each property. Payments made by the Partnership under the management agreement for Solon Hampton Inn in 1997 were $47,000. Payments due to the General Partner under the management agreement for Glenmaura were $43,000 prior to June 9, 1997 and $105,000 for all of 1997. Payments made under the management agreements for 1996 were less than $50,000.

The General Partner is entitled to receive a partnership management fee of 1.25% of gross revenues under section 4.07(c) of the Partnership's Partnership Agreement. The General Partner is entitled to receive a partnership management fee from Glenmaura of .75% of gross revenues under the Glenmaura Partnership Agreement. Payments under the Partnership's Partnership Agreement were less than $20,000 for 1997. Payments due to the General Partner under the Glenmaura Partnership Agreement were less than $20,000 for 1997. Partnership management fees paid in 1996 were also less than $20,000.

The General Partner and Essex Capital Markets Inc., an affiliate of the General Partner, have received (or accrued) certain fees from the Partnership for the years ended December 31, 1997 and 1996:


TYPE OF FEE                   AMOUNT OF FEE                             1997         1996
-----------                   -------------                             ----         ----

Selling commissions to Essex  Up to $80 per limited partnership unit   $80,685       289,063
Capital Markets Inc.          and $55 per $1,000 note sold

Organization and              Up to 3.4% of the gross proceeds of      $41,543       158,876
Offering fee to the           the offering
General Partner

Acquisition fee to the        Up to $110,000 per hotel                $110,000         -
General Partner

Development Fee To The        Up To $160,000 Per Hotel, Plus 5%       $254,500       108,000
Managing General Partner      of the total cost of the hotel in
                              excess of $2.7 million (not to
                              exceed $325,000 per hotel)

Property management fee       4.5% of total revenues                   $43,000         -

IN addition, the General Partners and Essex Capital Markets Inc., have received
(or accrued) certain fees and reimbursements from Glenmaura for the years ended
December 31, 1997 and 1996:

TYPE OF FEE                    AMOUNT OF FEE                          1997            1996
-----------                    -------------                          -----            ----

Development fee to the         $285,000                               $  -           114,000
Managing General Partner

Property management fee        4.5% of total revenues                 $96,000         22,000


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rochester, State of New York on March 30, 1998.

                                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                      By:   Essex Partners Inc.
                                      Its:  Managing General Partner

                                      By:   /s/John E. Mooney
                                            John E. Mooney
                                            President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Dated:   March 30, 1998              Principal Executive Officer of
                                     Managing General Partner:

                                     /s/John E. Mooney
                                     John E. Mooney
                                     President and Chief
                                     Executive Officer


Dated:   March 30, 1998              Principal Financial and Accounting
                                     Officer of Partnership

                                     /s/Lorrie L. LoFaso
                                     Lorrie L. LoFaso
                                     Principal Accounting Officer

                                    The Board of Directors of Managing
                                    General Partner:



         Dated:   March 30, 1998            /s/John E. Mooney
                                            John E. Mooney, Director



         Dated:   March 30, 1998            /s/Jerald P. Eichelberger
                                            Jerald P. Eichelberger, Director



         Dated:   March 30, 1998            /s/Barbara J. Purvis
                                            Barbara J. Purvis, Director



         Dated:   March 30, 1998            /s/Richard C. Brienzi
                                            Richard C. Brienzi, Director

Part IV

Item 13.  Exhibits and Reports on Form 8-K

      (a)  Exhibits and Index of Exhibits

EXHIBIT NUMBER DESCRIPTION
--------------------------

     3-1* Certificate of Limited Partnership of Essex Hospitality Associates IV L.P. (Filed as Exhibit 3(b) to the Registration Statement on Form S-1 of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

     3-2* Articles of Organization of Solon Hotel LLC. (Filed as Exhibit 99-1 to Post-Effective Amendment No. 9 to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

     3-3* Articles of Organization of Erie Hotel LLC . (Filed as Exhibit 99-2 to Post-Effective Amendment No. 9 to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

     3-4*  Articles of Organization of Essex Hotel LLC, as amended. (Filed as
           Exhibit 99-3 to Post-Effective Amendment No. 9 to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

     3-5* Articles of Organization of Essex Hotels II LLC. (Filed as Exhibit 99-4 to Post-Effective Amendment No. 9 to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

     3-6   Articles of Organization of Warwick Hotel LLC.

     4-1* Form of Amended and Reinstated Limited Partnership Agreement of Essex Hospitality Associates IV L.P. (Filed as Exhibit 3(a) to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

     4-2* Escrow Agreement, dated November 24, 1995, between Essex Hospitality Associates IV L.P. and Manufacturers and Traders Trust Company. (Filed as Exhibit 4-2 to the 1995 Form 10KSB of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

     4-3* Form of Subscription Agreement and Partner Note (Filed as Exhibit 4(a) to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates IV L.P., SEC File No. 33- 96716)

     4-4* Indenture, dated as of November 1, 1995, between the Partnership and Manufacturers and Traders Trust Company, relating to the Partnership's First Mortgage Notes (Filed as Exhibit 4-4 to the 1995 Form 10KSB of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

     4-5* Indenture, dated as of November 1, 1995, between the Partnership and Manufacturers and Traders Trust Company, relating to the Partnership's Subordinated Notes (Filed as Exhibit 4-5 to the 1995 Form 10KSB of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

     4-6* Form of First Mortgage Note (Filed as Exhibit 4(e) to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

     4-7* Form of Subordinated Note (Filed as Exhibit 4(d) to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

     4-8* Form of Guaranty of Completion (Filed as Exhibit 4(i) to the Prospectus included in the Registration Statement on Form S-1 of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

     10-1* Form of Dealer Manager Agreement between Essex Hospitality Associates
           IV L.P. and Essex Capital Markets Inc. (Filed as Exhibit 1(a) to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

     10-2* Form of Agreements - Promus Hotel Corporation to be entered into between Essex Hospitality Associates IV L.P. and Promus Hotels (Filed as Exhibit 28(a) to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

     10-3* Form of Franchise Agreement - Marriott International, Inc. (Courtyard by Marriott) to be entered into between Essex Hospitality Associates IV L.P. and Marriott International, Inc. (Filed as Exhibit 28(b) to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

     10-4* Form of Franchise Agreement - Microtel Franchise and Development
           Corporation to be entered into between Essex Hospitality Associates IV L.P. and Marriott International, Inc. (Filed as Exhibit 28(c) to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

     10-5* Form of Management Agreement to be entered into between Essex
           Hospitality Associates IV L.P. and Essex Partners Inc. (Filed as
           Exhibit 28(d) to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

     10-6* Real Estate Purchase Contract for the Warwick, Rhode Island site dated as of June 22, 1995, between Essex Partners Inc. and Vito A. Scola (Filed as Exhibit 10-6 to the 1995 Form 10KSB of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

     10-7* Real Estate Purchase Contract for the Solon, Ohio site dated as of
           June 19, 1995, between Essex Partners Inc. and Solon Office Park L.T.D. (Filed as Exhibit 10-7 to the 1995 Form 10KSB OF Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

     10-8* Construction contract for the Solon Hampton Inn dated December 17,
           1996 between Essex Partners Inc. and Heffner & Weber, L.L.C. (Filed as Exhibit 10-8 to the 1996 Form 10KSB of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

     10-9* Mortgage Note given by Solon Hotel LLC to GMAC Commercial Mortgage
           Corporation, dated July 7, 1997. (Filed as Exhibit 10-1 to Post-Effective Amendment No. 9 to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

    10-10* Open-End Mortgage, Assignment of Leases and Profits, Security
           Agreement and Fixture Filing given by Solon Hotel LLC to GMAC Commercial Mortgage, dated July 7, 1997 . (Filed as Exhibit 10-2 to Post-Effective Amendment No. 9 to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

    10-11* Guaranty Agreement given by Essex Partners Inc. to GMAC Commercial
           Mortgage Corporation, dated July 7, 1997. (Filed as Exhibit 10-3 to Post-Effective Amendment No. 9 to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

    10-12* Pledge and Assignment of Membership Interests given by the Partnership and Essex Hotels LLC to GMAC Commercial Mortgage Corporation, dated July 7, 1997. (Filed as Exhibit 10-4 to Post-Effective Amendment No. 9 to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

    10-13* Pledge and Assignment of Membership Interests given by the Partnership to GMAC Commercial Mortgage Corporation, dated July 7, 1997. (Filed as Exhibit 10-5 to Post-Effective Amendment No. 9 to the Registration Statement of Essex Hospitality Associates IV L.P., SEC File No. 33-96716)

    10-14 Construction contract for the Erie Hampton Inn dated October, 1997 between Essex Partners Inc. and DiMarco Constructors Corp.

    10-15 Real Estate Purchase Contract for the Erie, Pennsylvania site dated as of May 1996, between Essex Partners Inc. and Richard E. And May L. Hess.

    10-16 Real Estate Purchase Contract for the Erie, Pennsylvania site dated as of May 1996, between Essex Partners Inc. and David A. Kellogg.

    10-17 Promissory Note given by Erie Hotel LLC to Keybank National Association dated December 31, 1997.

    10-18 Building Loan Agreement given by Erie Hotel LLC to Keybank National Association dated December 31, 1997.

    10-19 Open-End Mortgage and Security Agreement given by Erie Hotel LLC to Keybank National Association dated December 31, 1997.

    10-20 Guaranty of Payment and Performance given by Essex Partners Inc. to Keybank National Association dated December 31, 1997.

    10-21 Guaranty of Completion given by Essex Partners Inc. to Keybank National Association dated December 31, 1997.

     21    Subsidiaries

     27    Financial Data Schedule


(b) No Form 8-K was filed during the quarter ended December 31, 1996.



* Incorporated by reference