Form 10QSB
period 1998-03-31
ESSEX HOSPITALITY ASSOCIATES IV LP
filed 1998-05-14
CIK 1000375

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


                  Yes     X                            No
                         ---                               ----

As of May 11, 1998, a total of 2,945 Limited Partnership Units were outstanding.

                                     PART 1
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

 Item 1.   Financial Statements
--------------------------------------------------------------------------------

                      Essex Hospitality Associates IV L.P.
                                 Balance Sheets
                          As of March 31, 1998 and 1997




                          ASSETS                         1998           1997
                          -------                       -----           ----
Investments in real estate, at cost:
       Land                                         $  1,531,644      2,492,194
       Land improvements                                 191,023        271,348
       Buildings                                       4,728,324      4,961,877
       Furniture, fixtures and equipment                 964,824      1,339,793
       Construction in progress                        1,745,625      1,967,458
                                                    ------------    -----------
                                                       9,161,440     11,032,670
       Less accumulated depreciation                    (275,158)      (346,658)
                                                    ------------    -----------
          Net investments in real estate               8,886,283     10,686,012
                                                    ------------    -----------

Cash and cash equivalents                                414,558      2,159,932
Land held for sale                                       646,981
Deferred costs:
       Debt issuance                                     873,926        780,755
       Franchise                                          85,000        128,000
       Other                                              50,766         60,766
                                                    ------------    -----------
                                                       1,009,692        969,521
       Less accumulated amortization                    (233,853)      (222,284)
                                                    ------------    -----------
                                                         775,839        747,237
                                                    ------------    -----------

Investment in partnership                                277,133           --

Due from affiliate                                          --          110,000

Other assets                                             191,887        158,426
                                                    ------------    -----------

       Total assets                                 $ 11,192,681     13,861,607
                                                    ============    ===========

           LIABILIITIES AND PARTNERS' CAPITAL
           ----------------------------------
Liabilities
       Accounts payable and accrued expenses        $     74,828        117,995
       Accounts payable - construction                   982,948        869,993
       First mortgage loan payable                     4,500,000      5,000,000
       Subordinated notes payable                      5,413,000      5,182,000
       Construction loan payable                          28,507           --
       Notes payable                                        --        1,500,000
                                                    ------------    -----------
           Total liabilities                          10,999,283     12,669,988
                                                    ------------    -----------

       Minority interest - Essex Glenmaura L.P.             --          566,095
                                                    ------------    -----------

Commitments and contingencies (notes 5 and 6)

Partners' capital                                        219,939        791,777
       Less notes receivable from partners               (26,541)      (166,253)
                                                    ------------    -----------
           Total partners' capital                       193,398        625,524
                                                    ------------    -----------

Total liabilities and partners' capital             $ 11,192,681     13,861,607
                                                    ============    ===========

 See accompanying notes to unaudited consolidated financial statements.

                      Essex Hospitality Associates IV L.P.
                            Statements of Operations
                 For the Quarters ended March 31, 1998 and 1997

                                                            1998          1997
                                                            -----         ----
REVENUE:
-------
      Rooms                                                 495,624     420,339
      Food and beverage                                        --        56,265
      Telephone and other commissions                        36,028      32,435
                                                           --------    --------
                                                            531,652     509,039
                                                           --------    --------

OPERATING EXPENSES:
------------------
      Rooms                                                 117,390     118,381
      Food & beverage expenses                                 --        66,572
      Commissions expenses                                   18,942      13,001
      Advertising & promotion                                28,188      30,191
      Repairs & maintenance                                  16,868      25,622
      Utilities                                              41,684      39,464
      Administrative & general                               29,586      47,511
      Property taxes                                         10,017       9,501
      Insurance                                               3,325      13,506
      Franchise fees                                         18,376      14,842
      Management fees                                        22,709      20,563
      Partnership management fees                             3,784       3,427
      Equity in loss of partnership                          71,268        --
      Depreciation and amortization                         120,418     146,198
      Miscellaneous                                          10,707       9,189
                                                           --------    --------
                                                            513,262     557,968
                                                           --------    --------

Income (loss) from operations before interest                18,390     (48,929)

      Interest expense                                     (198,935)   (228,454)
      Interest income                                        13,113      27,232
                                                           --------    --------
                                                           (185,822)   (201,222)
                                                           --------    --------

           Loss before minority interest in loss of
                    partnership                            (167,432)   (250,151)
                                                           --------    --------

Minority interest in income/(loss) of partnership              --       (75,273)
                                                           --------

Net income                                                 (167,432)   (174,878)
                                                           ========    ========

Net loss - general partners                                  (1,674)     (1,749)
               - limited partners                          (165,757)   (173,129)
                                                           --------    --------
                                                           (167,432)   (174,878)
                                                           ========    ========

Net loss per limited partner unit                               (56)        (78)
                                                           ========    ========

 See accompanying notes to unaudited consolidated financial statements.


                      Essex Hospitality Associates IV L.P.
                            Statements of Cash Flows
                 For the Quarters ended March 31, 1998 and 1997

                                                                1998          1997
                                                               -----          ----
Cash flows from operating activities
       Cash received from customers                             480,772       518,958
       Cash paid to suppliers                                  (357,926)     (536,596)
       Interest received                                         13,113        27,232
       Interest paid                                           (198,935)     (228,454)
                                                             ----------    ----------
          Net cash from operating activities                    (62,976)     (218,860)
                                                             ----------    ----------

Cash flows from investing activities
       Payments for land and construction in progress        (1,024,599)   (1,078,583)
       Payments for deposits                                    (89,615)      (10,757)
                                                             ----------    ----------
          Net cash used in investing activities              (1,114,214)   (1,089,340)
                                                             ----------    ----------

Cash flows from financing activities
       Partners' capital contributions                             --         141,422
       Payments for syndication costs                            (1,373)      (16,074)
       Proceeds from notes payable                                 --         262,000
       Proceeds from 1st mortgage loan                             --       5,000,000
       Proceeds from (payoff of) construction loan               28,507    (4,294,243)
       Payments for debt acquisition costs                      (77,333)      (98,446)
       Payments for distributions                                  --         (42,212)
                                                             ----------    ----------
          Net cash from financing activities                    (50,199)      952,447
                                                             ----------    ----------

Net increase in cash and cash equivalents                    (1,227,389)     (355,753)

Cash and cash equivalents - beginning of quarter              1,641,947     2,515,685
                                                             ----------    ----------

Cash and cash equivalents - end of quarter                      414,558     2,159,932
                                                             ==========    ==========


Reconciliation of net income to net cash flows from operating activities:

Net loss                                                       (167,432)     (174,878)

Adjustments to reconcile net loss to net cash used in
      operating activities:
       Depreciation and amortization                            120,418       146,198
       Changes in:
          Shortterm assets                                      (59,580)         (157)
          Equity on loss of partnership                          71,268
           Minority interest in net loss of partnership            --         (75,273)
          Accounts payable and other expenses                   (27,646)     (114,750)
                                                             ----------    ----------
                                                                (62,972)     (218,860)
                                                             ==========    ==========


 See accompanying notes to unaudited consolidated financial statements.

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1998

(1)      ORGANIZATION
         ------------

         Essex Hospitality Associates IV L.P. (the Partnership) is a New York limited partnership formed in 1995 for the purpose of acquiring land and constructing, owning and operating a series of hotels. The Partnership may also invest in and lend funds to other partnerships that own hotels. The Partnership is financing its activities through a public offering of notes and limited partnership units which was completed in November 1997. The Partnership's general partner is Essex Partners Inc. (Essex Partners), a wholly-owned subsidiary of Essex Investment Group, Inc. (Essex).

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

         In 1997 Solon Hotel LLC, a special purpose entity was created to own the Solon Hampton Inn. The managing member of the Solon Hotel LLC is Essex Hotel LLC, a single purpose entity created to act as the managing member. The membership interests of Solon Hotel LLC are owned 99% by the Partnership and 1% by Essex Hotel LLC, whose sole member is the Partnership.

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

         A general description of the allocation of Partnership income, loss, and distributions follows. For a more comprehensive description see the Partnership Agreement:

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

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1998

(1)      ORGANIZATION, CONTINUED
         -----------------------

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

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The consolidated financial statements include the accounts of the Partnership, Solon Hotel LLC, Essex Hotel LLC, Erie Hotel LLC and Essex Hotels II LLC. All significant inter-partnership transactions and balances have been eliminated in consolidation.

         The first quarter 1997 consolidated financial statements also include the accounts of Glenmaura.

         INVESTMENT IN REAL ESTATE
         -------------------------

         Investment in real estate is shared at cost. Possible impairment of the carrying value is evaluated when events or changed circumstances may affect the underlying basis of the asset. Depreciation is calculated using the straight-

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1998



(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
         -----------------------------------------------------

         line method for buildings and accelerated methods for land improvements, furniture, fixtures, and equipment over the estimated useful lives of the assets as each hotel commences operations:


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

         LIMITED PARTNERSHIP PER UNIT DATA
         ---------------------------------

         Net loss per limited partner unit is calculated by dividing net loss by the weighted average number of units outstanding during the year. The weighted average number of units outstanding was 2,945 in 1998 and 2,242 in 1997.

         USE OF ESTIMATES
         ----------------

         The preparation of the financial statements in conformity with generally accepted accounting principles requires the managing general partner to make estimates and assumptions that affect the reported amounts of asset and

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1998


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
         -----------------------------------------------------

         liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.


(3)      INVESTMENT IN PARTNERSHIP
         -------------------------

         Summarized financial information for Glenmaura as of and for the quarters ended March 31, 1998 and 1997 follows:

                                                          MARCH 31,
                                                          ---------
                                                     1998            1997
                                                     ----            ----

              Net investment in real estate     $ 7,030,000     $ 7,449,000

              Net deferred costs                    130,000         177,000

              Other assets                          213,000         280,000

              Borrowed funds                      6,496,000       6,500,000

              Other liabilities                     322,000         128,000

              Partners' capital                     602,000       1,249,000

              Minority interest                          --         566,000

              Revenue                               509,000         509,000

              Operating Income (Loss)                10,000         (47,000)

              Interest Expense                      153,000         137,000

              Net Loss                              143,000         165,000

              Minority Interest in Loss                  --          75,000



         The Partnership's ownership interest in Glenmaura was reduced from 54.3% to 49.8% as of June 9, 1997. Therefore, the assets, liabilities and results of operations of Glenmaura, and the minority interest thereon, are only reflected in the accompanying financial statements for the first quarter of 1997.

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1998

(4)      DEBT
         ----

         MORTGAGE NOTE PAYABLE
         ---------------------

         On July 7, 1997, the Partnership obtained permanent financing from GMAC Commercial Mortgage Corporation (GMAC) for $4,500,000 for the Solon, Ohio hotel. The loan is due July 1, 2001 with a one year extension available upon the payment of a fee and if certain debt service coverage is attained. Interest accrues at 3.25% over the 30-day LIBOR index (8.94% at March 31, 1998). Monthly payments of interest only are due until August 1, 1998. Principal and interest payments are due thereafter based on a 25-year amortization. Starting in the second year of the loan, the Partnership will be required to contribute 2% of monthly room revenues to a replacement reserve. The replacement reserve payment will increase to 4% of monthly room revenues in the third year of the loan. The loan is collateralized by the real and personal property and certain other assets of Solon Hotel LLC. The Partnership was also required to pledge its limited partnership interest in Glenmaura and the loan is thirty percent guaranteed by Essex Partners.

         SUBORDINATED NOTES PAYABLE
         --------------------------

         Subordinated notes payable of $5,413,000 bear interest at a rate of 10.5% per annum, payable monthly, and mature December 31, 2001, unless extended by the Partnership to December 31, 2001 upon payment to holders of an extension fee equal to .5% of the principal amount of the subordinated notes outstanding. The notes are issued as unsecured obligations of the Partnership.

         The future annual principal payments of the debt obligations outstanding as of March 31, 1998 are estimated as follows:


                       1998               $ 17,500

                       1999                 44,500

                       2000                 49,000

                       2001              9,801,000
                                         =========

                                         9,798,000
                                         =========

         In the first quarter of 1998 and 1997, interest of $43,904 and $37,615, respectively, was capitalized in investments in real estate as the debt was used to finance construction of hotels.


         CONSTRUCTION LOAN COMMITMENT
         ----------------------------

         In 1998 the Partnership received construction financing from a bank for $4,700,000 for the Hampton Inn in Erie, Pennsylvania. The term is for twelve months and requires monthly payments of interest only at a rate of 2.5% over the LIBOR rate (8.2% at March 31, 1998). The facility is guaranteed by Essex Partners and collateralized by the related hotel property. Additionally, covenants require minimum net worth and limited distributions. There were

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1998

(4)      DEBT, CONTINUED
         ---------------

         no draws outstanding on the facility at March 31, 1998 except for approximately $28,000 in loan fees and interest. The Partnership is also negotiating with GMAC for permanent financing of the Erie Hampton Inn hotel.


(5)      FRANCHISE FEES
         --------------

         The Solon, Ohio Hampton Inn opened under a license agreement with Promus Corporation (Promus). An initial franchise fee of $40,000 was paid in 1995. In 1997, the Partnership entered into another license agreement with Promus to operate the Hampton Inn in Erie, Pennsylvania. An initial franchise fee of $45,000 was required. The term of the license agreement is approximately twenty years from the date the hotel commences operations. In addition, for each hotel, the Partnership will be required to pay Promus a monthly royalty fee of an 4% of gross rooms revenues, a monthly marketing/reservation fee of an additional 4% of gross room revenue, an initial software license fee of $3,000 plus $85 per guest room with a monthly maintenance charge of $200 to $400 per month, and a monthly amount equal to any sales tax or similar tax imposed on Promus on payments received under the license agreement. Royalty and marketing/reservation fees were each $18,376 in the first quarter of 1998. There were no royalty, marketing/reservation fees for the first quarter of 1997 under the Promus license agreement.

         Promus requires the Partnership to establish a capital reserve escrow account based on a percentage of room revenues generated by each hotel which will be used for product quality requirements of the hotel. Cumulative funding of the reserve for the first five years increases from 1% to 5% of gross revenues and stabilizes at 5% for the term of the agreement. The Promus franchise agreements impose certain restrictions on the transfer of limited partnership units. Promus restricts the sale, pledge or transfer of units in excess of 25% without their consent.

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

(6)      RELATED PARTY TRANSACTIONS
         --------------------------

         A summary of fees earned by Essex Partners or its affiliates for the three months ended September 30, 1997 under the terms of the Partnership agreement follows:

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1998


                                                                                        1ST QTR         1ST QTR
TYPE OF FEE                   AMOUNT OF FEE                                               1998            1997
-----------                   -------------                                               ----            ----

Selling Commission            Up to $80 per limited partnership unit and            $       -0-        $ 25,690
                              $55 per $1,000 sold

Organization and Offering     3.4% of the gross proceeds of the offering                    -0-          13,700
Fee

Acquisition Fee               $110,000 per hotel site                                       -0-             -0-

Development Fee               $160,000 per hotel, plus 5% of the total cost             112,500         108,000
                              of the hotel in excess of $2.7 million (not to
                              exceed $325,000 per hotel)

Property Management Fee       4.5% of gross operating revenues from the                  22,709          20,600
                              hotels

Partnership Management        .75% to 1.25% of gross operating revenues                   3,784           3,430
Fee                           from the hotels

Accounting Fee                $800 per month                                              2,400           2,400

Refinancing Fee               1% of gross proceeds of re-financing any or all            47,000             -0-
                              of the hotels                                           =========       =========

                                                                                      $ 188,393       $ 173,820
                                                                                      =========       =========


         The above fees are reflected in the accompanying financial statements as follows:


                                                                                       1ST QTR         1ST  QTR
Balance Sheet:                                                                           1998            1997
                                                                                         ----            ----

     Investment in real estate                                                        $ 112,500       $ 108,000

     Deferred debt issuance costs                                                        47,000          23,320

     Syndication costs, charged to partner's capital                                        -0-          16,070

                                                                                      $ 159,500       $ 147,390
                                                                                      =========       =========




                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1998

(6) RELATED PARTY TRANSACTIONS, CONTINUED
    -------------------------------------

    Statements of Operations:

         Management fees to affiliates              $22,709          20,600

         Administrative expense                       2,400           2,400

         Partnership management fees                  3,784           3,430

                                                   $ 28,893       $  26,430
                                                   ========       =========

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

The Partnership was formed on August 30, 1995. The Partnership completed its public offering on November 24, 1997, raising $5,413,000 in subordinated notes and $2,876,000 in limited partnership units for total offering proceeds of $8,289,000.

The following discussion analyzes the financial statements of the Partnership as of March 31, 1998 and 1997, which are attached. Investments with a 50% or less ownership interest are accounted for by the equity method. Ownership interests exceeding 50% are accounted for under the consolidated method. The Partnership had a 54.3% ownership interest in Glenmaura until June 9, 1997, at which time the Partnership's ownership interest was reduced to 49.8%. Accordingly, the financial statements for the quarter ended March 31, 1997 include the accounts of the Partnership and Glenmaura. In the financial statements for the quarter ended March 31, 1998 the investment in Glenmaura is accounted for under the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.

COMPARISON OF THE QUARTER ENDED MARCH 31, 1998 TO THE QUARTER ENDED
MARCH 31, 1997
From April 1, 1997 to March 31, 1998, the total assets of the Partnership decreased approximately $2.7 million. There were two primary reasons for the decrease. The change in accounting method for Glenmaura from the consolidated to the equity method reduced net fixed assets. The net fixed assets as of March 31, 1997 included $8,718,000 from Glenmaura, which are no longer included in the net fixed assets of the Partnership. The investment in the Solon and Erie Hampton Inns increased by approximately $7.8 million, due to completing construction of the Solon Hampton Inn and acquiring the land and beginning construction of the Erie Hampton Inn. The Partnership's cash balance decreased from approximately $2.2 million to $415,000 from costs incurred in the acquisition and construction of properties. Land held for sale increased $647,000, which represents the costs incurred for the Warwick site, which is currently being offered for sale by the Partnership. The assets of the Partnership at March 31, 1998 include $277,000 of investment in partnership, which represents the Partnership's investment in Glenmaura. During the period, the Partnership incurred additional deferred costs of $394,000, representing $349,000 of additional debt acquisition costs from the offering of the subordinated notes, costs incurred to obtain the Solon first mortgage loan, costs incurred to obtain the construction and permanent financing for Erie Hampton Inn and the $45,000 franchise fee paid for the Erie Hampton Inn hotel, net of the write-off the $40,000 franchise fee paid for the Warwick site, which has expired.

The Partnership's liabilities decreased $1,671,000 from April 1, 1997 to March 31, 1998, primarily from the change to the equity method of accounting as described above. The liabilities as of March 31, 1997 included $128,000 of accounts payable and accrued expenses and $6,500,000 of debt relating to Glenmaura. Since March 31, 1997, the Partnership received a $4,500,000 first mortgage loan for Solon from GMAC Commercial Mortgage Corp. and subordinated notes of $231,000 were sold in the Partnership's offering. Accounts payable-construction increased approximately $132,000 from outstanding construction invoices for the Erie Hampton Inn hotel. The minority interest in Glenmaura is no longer presented in the Partnership's balance sheet due to the change in accounting method for Glenmaura. Limited partners' equity decreased $432,000. From April 1, 1997 to March 31, 1998, the Partnership received $588,000 in limited partner equity from proceeds of the offering, incurred an additional $98,000 in syndication costs, paid $95,000 in distributions to limited partners, collected $145,000 in promissory note payments from limited partners and incurred net losses of $972,000.

The primary revenue source for the quarter ended March 31, 1998 was room revenues of $496,000 from the Solon Hampton Inn. The primary revenue source for the quarter ended March 31, 1997 was room revenues of $420,000 from the Courtyard by Marriott. There are no revenues from the Solon Hampton Inn in the first quarter 1997 since the Solon Hampton Inn did not open until August, 1997. Telephone and other commission revenue for the first quarter 1998 totaled $36,000, for total revenues of $532,000. For the first quarter, 1996, food and beverage revenue and telephone and other commission revenue from Glenmaura totaled $89,000 for total revenues of $509,000. Operating expenses for the quarter ended March 31, 1998, before equity loss in partnership and depreciation, totaled $705,000. The equity loss from Glenmaura for the first quarter, 1998 was $71,000. Depreciation and amortization of $120,000 was recorded for income from operations of $18,000. Other than depreciation and equity loss in partnership, the largest operating expense for the Partnership was rooms expense of $117,000, followed by utilities expenses of $42,000. Operating expenses for the first quarter 1997 totaled $558,000. The largest expenses in the first quarter 1997 were depreciation of $146,000, rooms expenses of $118,000 and administrative and general expenses of $47,000. The loss from operations in the first quarter 1997 was $49,000. Other income and expense for the first quarter 1998 includes net interest expense of $186,000, compared to net interest expense of $201,000 for the same period in 1997. The Partnership's interest expense in the first quarter 1998 is composed of the interest incurred on the first mortgage loan for Solon, and interest on the subordinated notes to the extent the proceeds have not been used for the construction of the Erie Hampton Inn. Interest incurred on subordinated note proceeds used for the Erie Hampton Inn and on the Erie Hampton Inn construction loan have been capitalized as construction period interest. The Partnership's interest expense in the first quarter 1997 was composed of interest on the first mortgage loan for Glenmaura and interest on the subordinated notes to the extent the proceeds were not used for construction. Interest incurred in the first quarter 1997 on the subordinated note proceeds which were used in construction was capitalized as construction period interest. The net loss for the Partnership for the first quarter, 1998 was $167,000. The loss before minority interest in Glenmaura for the quarter ended March 31, 1997 totaled $250,000. After allocating $75,000 to the minority interests in Glenmaura, the Partnership's net loss for the first quarter 1997 was $175,000.

The Partnership used $63,000 of cash in operations in the first quarter 1998, compared to cash used in operations in the first quarter 1997 of $219,000. The cash used in operations in the first quarter 1998 was less than the same period in 1997 for three reasons, more revenue was generated in 1998, the level of debt is lower in 1998 without the debt attributable to Glenmaura, which resulted in lower interest expense, and the expenses required to operate the Solon Hampton Inn are less than the expenses required to operate the Courtyard by Marriott. Cash required for investing activities in the first quarter 1998 was $1,114,000, $25,000 higher than for the first quarter 1997, due to the timing of construction activities. The Partnership required $50,000 of cash for financing activities in the first quarter 1998 due to payments for debt acquisition costs. Financing activities for the first quarter 1997 provided $952,000 in cash due to the closing of the GMAC Commercial Mortgage Corp. first mortgage loan for Glenmaura. Cash decreased $1,227,000 in the first quarter 1998, compared to a decrease of $356,000 in the first quarter 1997.

The Solon Hampton Inn opened on August 1, 1997. The property achieved an average occupancy of 74% in 1997 after five months of operation, with an average daily rate of $77.97. The revenue per available room for 1997 was $57.62. The average occupancy for the first quarter 1998 was also 74%, with an average daily rate of $72.45. The revenue per available room for the first quarter 1998 was $53.47. The first quarter of the year is typically the weakest quarter in the lodging industry. The Solon Hampton Inn maintained strong results during the weakest period of the year, which indicates that the Solon market is an extremely strong market. Strong results have continued since the end of first quarter, with average occupancy in April, 1998 of 81%, an average daily rate of $70.92 and revenue per available room of $56.81.

The Courtyard by Marriott hotel opened in September 1996. The property achieved an average occupancy of 63% for the first quarter 1998, higher than the 59% average occupancy for the first quarter 1997. The average daily rate for the first quarter 1998 was $64.26, less than the average daily rate of $66.58 for the first quarter 1997. The revenue per available room for the first quarter 1998 was $40.61 versus $38.95 for the first quarter 1997. The market in the Scranton area is extremely price sensitive. The Courtyard by Marriott hotel was able to increase revenues by reducing rates for its business travelers and achieving higher occupancy. Results for April were disappointing, with room revenues $15,000 lower in April 1998 than in April 1997. Additional competition opened in the Scranton market in June, 1997, which has negatively impacted the Courtyard by Marriott hotel. The Scranton market is stronger in the winter months than in early spring, due to the number of skiers that visit Montage Mountain ski resort, which is very close to the Courtyard by Marriott hotel.

YEAR 2000 DISCLOSURE
The Partnership is currently working to resolve the potential impact of the year 2000 on the processing of date- sensitive information by the Partnership's computerized information systems. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Partnership's financial position, results of operations or cash flows in future periods. However, if the Partnership, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Partnership plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.


LIQUIDITY AND FINANCIAL CONDITION
The Solon Hampton Inn is generating sufficient funds from operations to fund all operating expenses and debt service payments on the first mortgage loan. As of March 31, 1998 the Partnership has $9,913,000 in outstanding long term indebtedness comprised of subordinated notes of $5,413,000 and first mortgage financing of $4,500,000. In addition, the Partnership has obtained construction financing in the amount of $4,700,000 for the Erie Hampton Inn which it expects will be replaced by permanent first mortgage financing in the amount of $4,700,000. The notes are due in December 2001, unless extended by their terms for one year to December 2002. The Solon first mortgage loan Solon loan is due July, 2001, unless extended by its terms for one year to July, 2002. The Erie first mortgage loan is expected to be due before December, 2002, unless extended by its terms for one year to December, 2003. Once the Solon Hampton Inn and Erie Hampton Inn reach more stabilized operations, the Partnership expects to be able to place larger new first mortgages on the properties, such that when it needs to refinance the total outstanding indebtedness, (which is expected to total approximately $14.3 million in July, 2001), it can do so through a combination of retained excess working capital, new first mortgage financing and, if necessary, new subordinated note financing.

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

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a.       EXHIBITS
                  --------

                  None

         b.       REPORTS ON FORM 8-K
                  -------------------

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


                              ESSEX HOSPITALITY ASSOCIATES IV L.P.
                              ------------------------------------
                                       Registrant



Dated:   May 14, 1998         /S/ LORRIE L. LOFASO
                              ------------------------------------
                              Essex Hospitality Associates IV L.P.
                              Essex Partners Inc.
                              Lorrie L. LoFaso
                              Vice President and Chief Accounting Officer