Form 10QSB
period 1998-06-30
ESSEX HOSPITALITY ASSOCIATES IV LP
filed 1998-08-13
CIK 1000375

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


As of August 11, 1998, a total of 2,945 Limited Partnership Units were outstanding.

                                     PART 1
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

 Item 1.   Financial Statements
---------------------------------------------------------------------

                      Essex Hospitality Associates IV L.P.
                                 Balance Sheets
                             June 30, 1998 and 1997
                                   (Unaudited)

                        ASSETS                            1998           1997
                        -------                           ----           ----
Investments in real estate, at cost:
        Land and land improvements                    $  1,733,702    $ 2,074,526
        Furniture & fixtures                             1,593,596           --
        Buildings                                        8,845,739           --
        Construction in progress                              --        4,806,188
                                                      ------------    -----------
                                                        12,173,037      6,880,714
        Less accumulated depreciation                     (354,680)          --
                                                      ------------    -----------
           Net investments in real estate               11,818,357      6,880,714
                                                      ------------    -----------

Investment in partnership                                  242,164        529,494

Cash and cash equivalents                                  252,615         11,013

Land held for sale                                         646,981           --

Deferred costs:
        Debt issuance                                      936,745        610,147
        Franchise                                           85,000         85,000
        Other                                               51,544         73,224
                                                      ------------    -----------
                                                         1,073,289        768,371
        Less accumulated amortization                     (274,749)       (97,840)
                                                      ------------    -----------
                                                           798,540        670,531
                                                      ------------    -----------

Other assets                                               301,392          8,411
                                                      ------------    -----------

        Total assets                                  $ 14,060,049    $ 8,100,163
                                                      ============    ===========

                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------

Liabilities
        Accounts payable - construction               $  1,328,972    $ 1,566,637
        Accounts payable and accrued expenses              169,791           --
        Due to affiliate                                      --          596,156
        Subordinated notes payable                       5,413,000      5,298,000
        Construction loan payable                        2,594,882           --
        Mortgage loan payable                            4,500,000           --
                                                      ------------
            Total liabilities                           14,006,645      7,460,793
                                                      ------------    -----------

Commitments and contingencies (notes 5 and 6)

Partners' capital                                           78,746        677,812
        Less notes receivable from partners                (25,342)       (38,442)
                                                      ------------    -----------
            Total partners' capital                         53,404        639,370
                                                      ------------    -----------

Total liabilities and partners' capital               $ 14,060,049      8,100,163
                                                      ============    ===========





 See accompanying notes to unaudited financial statements.

                      Essex Hospitality Associates IV L.P.
                               Statement of Income
                  For the Quarters ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                          1998        1997
                                                                          ----        ----
REVENUE:
    Rooms                                                                657,609     334,336
    Food and beverage                                                       --        39,413
    Telephone and other commissions                                       38,011      22,268
                                                                        --------    --------
                                                                         695,620     396,017
                                                                        --------    --------

OPERATING EXPENSES:
    Rooms                                                                138,602      92,171
    Food & beverage expenses                                                --        41,576
    Commissions expenses                                                  19,984      11,096
    Advertising & promotion                                               36,351      22,119
    Repairs & maintenance                                                 18,040      20,295
    Utilities                                                             26,728      22,346
    Administrative & general                                              36,506      38,010
    Property taxes                                                        24,524       6,334
    Insurance                                                              3,325
    Royalty fees                                                          22,223      11,403
    Management fees                                                       29,306      17,495
    Partnership management fees                                            4,885       2,916
    Equity loss in partnership                                            34,969      12,763
    Depreciation and amortization                                        120,419     101,727
    Miscellaneous                                                         23,977      13,498
                                                                        --------    --------
                                                                         539,839     413,749
                                                                        --------    --------

        Income (loss) from operations                                    155,781     (17,732)

    Interest expense                                                    (175,857)   (140,513)
    Interest income                                                        1,259      10,666
    Loss on termination of franchise agreement                              --       (40,000)
                                                                        --------    --------
                                                                        (174,598)   (169,847)
                                                                        --------    --------

        Income (loss) before minority interest in loss of partnership    (18,817)   (187,579)
                                                                        --------    --------

Minority interest in income/(loss) of partnership                           --       (22,955)
                                                                        --------    --------

Net income (loss)                                                        (18,817)   (164,624)
                                                                        ========    ========

Net loss - general partners                                                 (188)     (1,646)
         - limited partners                                              (18,628)   (162,978)
                                                                        --------    --------
                                                                         (18,817)   (164,624)
                                                                        ========    ========

Net loss per limited partner unit                                             (6)        (68)
                                                                        ========    ========






 See accompanying notes to unaudited financial statements.

                      Essex Hospitality Associates IV L.P.
                            Statements of Cash Flows
                  For the Quarters ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                                  1998           1997
                                                                                  ----           ----
 Cash flows from operating activities
     Cash received from customers                                                 684,952       373,852
     Cash paid to suppliers                                                      (449,719)     (305,672)
     Interest received                                                              1,256        10,666
     Interest paid                                                               (175,857)     (140,513)
                                                                               ----------    ----------
         Net cash from operating activities                                        60,632       (61,667)
                                                                               ----------    ----------

 Cash flows from investing activities
     Payments for land and construction in progress                            (2,665,573)   (2,792,945)
     Proceeds from sale of partnership interest                                      --         105,000
     Cash change with change in controlling
            interest in partnership                                                  --           5,131
     Payments for franchise fees                                                     --         (45,000)
     Payments for deposits                                                         61,400         2,709
                                                                               ----------    ----------
         Net cash used in investing activities                                 (2,604,173)   (2,725,105)
                                                                               ----------    ----------

 Cash flows from financing activities
     Partners' capital contributions                                                1,199       170,234
     Payments for syndication costs                                                (2,500)       (4,788)
     Proceeds from subordinated notes payable                                        --         116,000
     Proceeds from construction loan                                            2,566,375          --
     Advance from affiliate                                                          --         551,156
     Payments for escrow accounts                                                    --         (34,653)
     Payments for debt acquisition costs                                          (62,819)      (52,822)
     Payments for organization costs                                                 (778)      (22,458)
     Payments for distributions                                                  (119,879)      (10,500)
                                                                               ----------    ----------
         Net cash from financing activities                                     2,381,598       712,169
                                                                               ----------    ----------

 Net increase in cash and cash equivalents                                       (161,943)   (2,074,603)

 Cash and cash equivalents - beginning of quarter                                 414,558     2,085,616
                                                                               ----------    ----------

 Cash and cash equivalents - end of quarter                                       252,615        11,013
                                                                               ==========    ==========

 Reconciliation of net income to net cash flows from operating activities:

 Net loss                                                                         (18,817)     (164,624)

 Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                120,419       101,727
     Loss on termination of franchise agreement                                      --          40,000
     Changes in:
         Other assets                                                            (170,905)      (20,699)
         Equity loss of partnership                                                34,969        12,763
         Minority interest in net loss of partnership                                --         (22,955)
         Accounts payable and other expenses                                       94,966        (7,879)
                                                                               ----------    ----------
                                                                                   60,632       (61,667)
                                                                               ==========    ==========

 See accompanying notes to unaudited financial statements.

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1998

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

         The Partnership has acquired land in order to construct and operate hotels. A Hampton Inn hotel was constructed in Solon, Ohio and the hotel commenced operations in August 1997. In June 1997, land was purchased in Erie, Pennsylvania and a Hampton Inn hotel was built which opened July 1, 1998. In December 1995, land was purchased in Warwick, Rhode Island in anticipation of the construction of a Homewood Suites hotel. However, as a result of higher than projected construction costs and a change in market conditions, the Partnership has decided not to proceed with development of the hotel and is now pursuing the sale of the land.

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

                                  June 30, 1998

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

         The second quarter 1997 consolidated income statement and cash flow statement also included the accounts of Glenmaura.

         INVESTMENT IN REAL ESTATE
         -------------------------
         Investment in real estate is stated at cost. Possible impairment of the carrying value is evaluated when events or changed circumstances may affect the underlying basis of the asset. Depreciation is calculated using the

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1998

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
         -----------------------------------------------------

         straight-line method for buildings and accelerated methods for land improvements, furniture, fixtures, and equipment over the estimated useful lives of the assets as each hotel commences operations:


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

         SYNDICATION COSTS
         -----------------

         Selling commissions and legal, accounting, printing and other filing costs totaling $422,786 related to the offering of the limited partnership units were charged against the proceeds of the public offering.

         RECOGNITION OF REVENUE
         ----------------------

         Revenues are recognized as earned in accordance with contractual arrangements for each transaction.

         LIMITED PARTNERSHIP PER UNIT DATA
         ---------------------------------

         Net loss per limited partner unit is calculated by dividing net loss by the weighted average number of units outstanding during the quarter. The weighted average number of units outstanding was 2,945 in the second quarter of 1998 and 2,397 in the second quarter of 1997.

         USE OF ESTIMATES
         ----------------

         The preparation of the financial statements in conformity with generally accepted accounting principles requires the managing general partner to make estimates and assumptions that affect the reported amounts of

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1998


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
         -----------------------------------------------------

         assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.


(3)      INVESTMENT IN PARTNERSHIP
         -------------------------

         Summarized financial information for Glenmaura as of and for the quarters ended June 30, 1998 and 1997 follows:


                                                         JUNE 30,
                                                         --------
                                                1998                 1997
                                                ----                 ----
Net investment in real estate               $ 6,910,000          $ 7,333,000
Net deferred costs                              116,000              171,000
Other assets                                    265,000              154,000
Borrowed funds                                6,694,000            6,500,000
Other liabilities                               113,000              123,000
Partners' capital                               532,000            1,142,000
Revenue                                         571,000              608,000
Operating Income (Loss)                          88,000               40,000
Interest Expense                                160,000              143,000
Net Loss                                         72,000              103,000



The Partnership's ownership interest in Glenmaura was reduced from 54.3% to 49.8% as of June 9, 1997. Therefore, the results of operations of Glenmaura, and the minority interest thereon, are only reflected in the accompanying financial statements for the second quarter of 1997 through June 9th.

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1998

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

         The future annual principal payments of the debt obligations outstanding as of June 30, 1998 are estimated as follows:


                          1998        $   17,500

                          1999            44,500

                          2000            49,000

                          2001         9,801,000
                                       =========

                                       9,798,000
                                       =========

         In the second quarter of 1998 and 1997, interest of $73,782 and $91,121, respectively, was capitalized in investments in real estate as the debt was used to finance construction of hotels.


         CONSTRUCTION LOAN COMMITMENT
         ----------------------------

         In 1998 the Partnership received construction financing from a bank for $4,700,000 for the Hampton Inn in Erie, Pennsylvania. The term is for twelve months and requires monthly payments of interest only at a rate of 2.25% over the LIBOR rate (5.748% at June 30, 1998). The facility is guaranteed by Essex Partners and collateralized by the related hotel property. Additionally, covenants require minimum net worth and limited

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1998



(4)      DEBT, CONTINUED
         ---------------

         distributions. There was $2,594,882 outstanding on the facility at June 30, 1998 The Partnership is also negotiating with GMAC for permanent financing of the Erie Hampton Inn hotel.


(5)      FRANCHISE FEES
         --------------

         The Solon, Ohio Hampton Inn opened under a license agreement with Promus Corporation (Promus). An initial franchise fee of $40,000 was paid in 1995. In 1997, the Partnership entered into another license agreement with Promus to operate the Hampton Inn in Erie, Pennsylvania. An initial franchise fee of $45,000 was required. The term of the license agreement is approximately twenty years from the date the hotel commences operations. In addition, for each hotel, the Partnership will be required to pay Promus a monthly royalty fee of an 4% of gross rooms revenues, a monthly marketing/reservation fee of an additional 4% of gross room revenue, an initial software license fee of $3,000 plus $85 per guest room with a monthly maintenance charge of $200 to $400 per month, and a monthly amount equal to any sales tax or similar tax imposed on Promus on payments received under the license agreement. Royalty and marketing/reservation fees were each $22,223 in the second quarter of 1998. There were no royalty, marketing/reservation fees for the second quarter of 1997 under the Promus license agreements.

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

         Glenmaura has a franchise agreement with Marriott International, Inc. Under the terms of the agreement, Glenmaura paid an initial franchise fee of $48,000 in 1995. The term and amortization period of the franchise agreement is twenty years, with an option to renew for an additional ten-year period. Glenmaura is required to pay a monthly royalty fee in an amount equal to 4% of gross room rentals for the first two years of operations and 5% during the remainder of the term of the agreement, a marketing fee of 2-3% gross revenues, a reservation system fee and a property management system fee. In the second quarter 1997, these fees totaled $40,976.

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

(6)      RELATED PARTY TRANSACTIONS
         --------------------------

         A summary of fees earned by Essex Partners or its affiliates for the three months ended June 30, 1998 under the terms of the Partnership agreement follows:

                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1998


                                                                                        2nd Qtr          2nd Qtr
TYPE OF FEE                   AMOUNT OF FEE                                                1998            1997
-----------                   -------------                                            --------          --------

Selling Commission            Up to $80 per limited partnership unit and              $     -0-         $ 9,740
                              $55 per $1,000 sold

Organization and              3.4% of the gross proceeds of the offering                    -0-           5,374
Offering Fee

Acquisition Fee               $110,000 per hotel site                                       -0-         110,000

Development Fee               $160,000 per hotel, plus 5% of the total cost                 -0-             -0-
                              of the hotel in excess of $2.7 million (not to
                              exceed $325,000 per hotel)

Property Management           4.5% of gross operating revenues from the                  29,306          17,495
Fee                           hotels

Partnership Management        .75% to 1.25% of gross operating revenues                   4,885           2,916
Fee                           from the hotels

Accounting Fee                $800 per month                                              2,400           1,600
                                                                                       ========       =========
                                                                                      $  36,591       $ 147,125
                                                                                       ========       =========


The above fees are reflected in the accompanying financial statements as follows:


                                                                                        2nd Qtr        2nd  Qtr
Balance Sheet:                                                                            1998            1997
                                                                                       --------       ---------
     Investment in real estate                                                           $ -0-        $ 110,000

     Deferred debt issuance costs                                                          -0-           10,324

     Syndication costs, charged to partner's capital                                       -0-            4,790

                                                                                      $    -0-        $ 125,114
                                                                                       ========       =========



                       ESSEX HOSPITALITY ASSOCIATES IV L.P
                        (A New York Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1998

(6) RELATED PARTY TRANSACTIONS, CONTINUED
-----------------------------------------

Statements of Operations:

     Management fees to affiliates              $29,306          17,495

     Administrative expense                       2,400           1,600

     Partnership management fees                  4,885           2,916

                                               $ 36,591       $  22,011
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

 Under the terms of the Partnership agreement, Essex Partners or its affiliates will also earn other fees as follows:


      TYPE OF FEE                             AMOUNT OF FEE
      -----------                             -------------
Investor Relations Fee           .25% of the gross proceeds of the offering
                                  payable annually in 1998 through 2001

Refinancing Fee                  1% of gross proceeds of refinancing any or all
                                 of the hotels

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

The Partnership was formed on August 30, 1995. The Partnership completed its public offering on November 24, 1997, raising $5,413,000 in subordinated notes and $2,876,000 in limited partnership units for total offering proceeds of $8,289,000. The Partnership owns two hotels, a Hampton Inn in Solon, Ohio which opened August 1, 1997 and a Hampton Inn in Erie, PA which opened July 1, 1998. In addition, the Partnership has a 49.8% interest in Essex Glenmaura L.P. which owns a Courtyard by Marriott hotel in Scranton, PA which opened September 4, 1996.

The following discussion analyzes the financial statements of the Partnership as of June 30, 1998 and 1997, which are attached. Investments with a 50% or less ownership interest are accounted for by the equity method. Ownership interests exceeding 50% are accounted for under the consolidated method. The Partnership had a 54.3% ownership interest in Glenmaura until June 9, 1997, at which time the Partnership's ownership interest was reduced to 49.8%. Accordingly, the income statement and statement of cash flows for the quarter ended June 30, 1997 include the accounts of the Partnership and Glenmaura until June 9, 1997. In the financial statements for the quarter ended June 30, 1998 and the balance sheet for the quarter ended June 30, 1997 the investment in Glenmaura is accounted for under the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.

COMPARISON OF THE QUARTER ENDED JUNE 30, 1998 TO THE QUARTER ENDED JUNE 30, 1997 From July 1, 1997 to June 30, 1998, the total assets of the Partnership increased approximately $6.0 million. The primary reason for the increase is the completion of the Hampton Inn in Solon, Ohio in the third and fourth quarter, 1997 and the construction of the Hampton Inn in Erie, PA. The investment in the Solon and Erie Hampton Inns increased by approximately $5.9 million. The Partnership's cash balance decreased from $529,000 to $253,000 from costs incurred in the construction of properties. Land held for sale increased $647,000, which represents the costs incurred for the Warwick site, which is currently being offered for sale by the Partnership. The assets of the Partnership at June 30, 1998 include $242,000 of investment in partnership, which represents the Partnership's investment in Glenmaura. During the period, the Partnership incurred additional deferred costs of $320,000, representing additional debt acquisition costs from the offering of the subordinated notes, costs incurred to obtain the Solon first mortgage loan and costs incurred to obtain the construction and permanent financing for Erie Hampton Inn.

The Partnership's liabilities increased $6,546,000 from July 1, 1997 to June 30, 1998. There were several items which accounted for the increase. The Partnership received a $4,500,000 first mortgage loan for Solon from GMAC Commercial Mortgage Corp. A portion of the proceeds of the Solon first mortgage loan were used to repay the due to affiliate of $596,000 owed at June 30, 1997. The Partnership also obtained a $4,700,000 construction loan from a bank for the Erie Hampton Inn, of which $2,595,000 was outstanding as of June 30,1998. In addition, subordinated notes of $231,000 were sold in the Partnership's offering. Limited partners' equity decreased $599,000. From July 1, 1997 through June 30, 1998 the Partnership incurred net losses of $829,000, raised $546,000 in additional limited partner equity, paid $167,000 in limited partner distributions and incurred $96,000 in additional syndication costs.

The primary revenue source for the quarter ended June 30, 1998 was room revenues of $658,000 from the Solon Hampton Inn. The primary revenue source for the quarter ended June 30, 1997 was room revenues of $334,000 from the Courtyard by Marriott, which represented room revenues through June 9, 1997, the date the Partnership's ownership interest dropped below 50%. There are no revenues from the Solon Hampton Inn in the second quarter 1997 since the Solon Hampton Inn did not open until August, 1997. Telephone and other commission revenue for the second quarter 1998 totaled $38,000, for total revenues of $696,000. For the second quarter, 1997 food and beverage revenue and telephone and other commission revenue from Glenmaura totaled $62,000 for total revenues of $396,000. Operating expenses for the quarter ended June 30 1998, before equity loss in partnership and depreciation, totaled $384,000. The equity loss from Glenmaura for the second quarter, 1998 was $35,000. Depreciation and amortization of $120,000 was recorded for income from operations of $156,000. Other than depreciation and amortization, the largest operating expense for the Partnership was rooms expense of $139,000, followed by administrative and general expenses of $37,000. Operating expenses for the second quarter 1997 totaled $414,000. The largest expenses in the second quarter 1997 were depreciation of $102,000, rooms expenses of $92,000 and food and beverage expenses of $41,000. The loss from operations in the second quarter 1997 was $18,000. Other income and expense for the second quarter 1998 includes net interest expense of $175,000, compared to net interest expense of $170,000 for the same period in 1997. The Partnership's interest expense in the second quarter 1998 is composed of the interest incurred on the first mortgage loan for Solon, and interest on the subordinated notes to the extent the proceeds have not been used for the construction of the Erie Hampton Inn. Interest incurred on subordinated note proceeds used for the Erie Hampton Inn and on the Erie Hampton Inn construction loan have been capitalized as construction period interest. The Partnership's interest expense in the second quarter 1997 was composed of interest on the first mortgage loan for Glenmaura and interest on the subordinated notes to the extent the proceeds were not used for construction. Interest incurred in the second quarter 1997 on the subordinated note proceeds which were used in construction was capitalized as construction period interest. The net loss for the Partnership for the second quarter, 1998 was $19,000. The loss before minority interest in Glenmaura for the quarter ended June 30, 1997 totaled $188,000. After allocating $23,000 to the minority interests in Glenmaura, the Partnership's net loss for the second quarter 1997 was $165,000.

The second quarter operations generated $61,000 in cash, compared to cash used in operations in the second quarter 1997 of $62,000. More cash was generated in the second quarter 1998 than the same period in 1997 for two reasons, more revenue was generated in 1998 and the expenses required to operate the Solon Hampton Inn are less than the expenses required to operate the Courtyard by Marriott. Cash required for investing activities in the second quarter 1998 was $2,604,000, $121,000 lower than for the second quarter 1997, because the second quarter 1997 included the acquisition of the Erie property as well as construction costs for the Solon Hampton Inn. The Partnership obtained $2,382,000 of cash for financing activities in the second quarter 1998 due to proceeds from the construction loan for the Erie Hampton Inn. Financing activities for the second quarter 1997 provided $712,000 in cash due to the advances from affiliates of $551,000 and proceeds of $286,000 from the Partnership's offering of limited partnership units and subordinated notes. Cash decreased $162,000 in the second quarter 1998, compared to a decrease of $2,075,000 in the second quarter 1997.

The Solon Hampton Inn opened on August 1, 1997. The property achieved an average occupancy of 74% in 1997 after five months of operation, with an average daily rate of $77.97. The revenue per available room for 1997 was $57.62. The average occupancy for the second quarter 1998 was 81%, with an average daily rate of $86.62. The revenue per available room for the second quarter 1998 was $70.16. The second quarter of the year is typically stronger than the first or fourth quarters. The Solon, Ohio area also has large tourist demand due to local attractions such as Sea World of Ohio and Geauga Lake, which open Memorial Day week-end for the summer season. Occupancies and rates increase when the tourist demand increases. This is demonstrated by the results achieved in June, 1998, which was the strongest month the property has had since opening. The average occupancy was 88.2%, average daily rate was $101.60 and revenue per available room was $89.61. The results for July, 1998 were even stronger than June, with average occupancy of 92.5%, an average daily rate of $110.67 and revenue per available room of $102.37.

The Courtyard by Marriott hotel opened in September 1996. The property achieved an average occupancy of 67% for the second quarter 1998, lower than the 69% average occupancy for the second quarter 1997. The average daily rate for the second quarter 1998 was $66.16, less than the average daily rate of $68.20 for the second quarter 1997. The revenue per available room for the second quarter 1998 was $45.63 versus $47.06 for the second quarter 1997. A new hotel opened in the

Scranton area in June, 1997, a Comfort Inn & Suites which is directly competitive with the Courtyard by Marriott. Shortly after the opening of the Comfort Inn & Suites, the occupancies at the Courtyard began to decrease. Rates at the Courtyard have been decreased to increase demand, which has increased revenues, but not up to the level achieved prior to the opening of the Comfort Inn & Suites.


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


LIQUIDITY AND FINANCIAL CONDITION
The Solon Hampton Inn is generating sufficient funds from operations to fund all operating expenses and debt service payments on the first mortgage loan. As of June 30, 1998 the Partnership has $9,913,000 in outstanding long term indebtedness comprised of subordinated notes of $5,413,000 and first mortgage financing of $4,500,000. In addition, the Partnership has construction financing in the amount of $4,700,000 for the Erie Hampton Inn which it expects will be replaced by permanent first mortgage financing in the amount of $4,700,000. As of June 30, 1998, $2,595,000 was outstanding under the construction loan. The notes are due in December 2001, unless extended by their terms for one year to December 2002. The Solon first mortgage loan is due July, 2001, unless extended by its terms for one year to July, 2002. The Erie first mortgage loan is expected to be due before December, 2002, unless extended by its terms for one year to December, 2003. Once the Solon Hampton Inn and Erie Hampton Inn reach more stabilized operations, the Partnership expects to be able to place larger new first mortgages on the properties, such that when it needs to refinance the total outstanding indebtedness, (which is expected to total approximately $14.3 million in July, 2001), it can do so through a combination of retained excess working capital, new first mortgage financing and, if necessary, new subordinated note financing.

The Partnership believes that it has sufficient funding to complete the construction of the Erie Hampton Inn. However, given the uncertainty of construction, it is possible that significant unanticipated cost overruns could occur that would cause the Partnership to not have sufficient funds to complete construction. The Partnership has been and intends to continue to monitor construction costs very closely to minimize the possibility of significant cost overruns.

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

                                OTHER INFORMATION



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


                                    ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                    ------------------------------------
                                             Registrant



Dated:   August 11, 1998            /S/ LORRIE L. LOFASO
                                    --------------------
                                    Essex Hospitality Associates IV L.P.
                                    Essex Partners Inc.
                                    Lorrie L. LoFaso
                                    Vice President and Chief Accounting Office