Form 10QSB
period 1998-09-30
ESSEX HOSPITALITY ASSOCIATES IV LP
filed 1998-11-13
CIK 1000375

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


                  Yes   X       No
                      ----         ----


As of August 11, 1998, a total of 2,945 Limited Partnership Units were outstanding.

                                     PART 1

                              FINANCIAL INFORMATION

 Item 1.   Financial Statements
--------------------------------------------------------------------------------

                      Essex Hospitality Associates IV L.P.
                                 Balance Sheets
                           September 30, 1998 and 1997
                                   (Unaudited)


                           ASSETS                        1998           1997
                          -------                        -----          ----
Investments in real estate, at cost:
       Land and land improvements                  $  1,761,744    $  2,073,173
       Furniture & fixtures                           1,626,245         512,003
       Buildings                                      9,145,776       4,430,468
       Construction in progress                            --           334,462
                                                   ------------    ------------
                                                     12,533,765       7,350,106
       Less accumulated depreciation                   (434,203)        (27,076)
                                                   ------------    ------------
          Net investments in real estate             12,099,562       7,323,030
                                                   ------------    ------------

Investment in partnership                               224,134         444,210

Cash and cash equivalents                               547,529       1,567,039

Land held for sale                                      646,981            --

Deferred costs:
       Debt issuance                                    944,788         842,578
       Franchise                                         85,000          85,000
       Other                                             51,544          73,224
                                                   ------------    ------------
                                                      1,081,332       1,000,802
       Less accumulated amortization                   (315,645)       (128,676)
                                                   ------------    ------------
                                                        765,687         872,126
                                                   ------------    ------------

Other assets                                            432,007         253,090
                                                   ------------    ------------

       Total assets                                $ 14,715,900    $ 10,459,495
                                                   ============    ============

            LIABILIITIES AND PARTNERS' CAPITAL
Liabilities
       Accounts payable - construction             $      5,000    $     54,425
       Accounts payable and accrued expenses            147,406          34,210
       Due to affiliate                                   1,933            --
       Subordinated notes payable                     5,413,000       5,298,000
       Construction loan payable                      4,239,286            --
       Mortgage loan payable                          4,492,160       4,500,000
                                                   ------------    ------------
           Total liabilities                         14,298,785       9,886,635
                                                   ------------    ------------

Commitments and contingencies

Partners' capital                                       441,858         594,375
       Less notes receivable from partners              (24,743)        (21,515)
                                                   ------------    ------------
           Total partners' capital                      417,115         572,860
                                                   ------------    ------------

Total liabilities and partners' capital            $ 14,715,900      10,459,495
                                                   ============    ============


 See accompanying notes to unaudited financial statements.

                      Essex Hospitality Associates IV L.P.
                               Statement of Income
               For the Quarters ended September 30, 1998 and 1997
                                   (Unaudited)


                                                         1998            1997
                                                         -----           ----
REVENUE:
----------
      Rooms                                             1,407,239       420,440
      Food and beverage                                      --            --
      Telephone and other commissions                      54,397        17,055
                                                       ----------    ----------
                                                        1,461,636       437,495
                                                       ----------    ----------

OPERATING EXPENSES:
----------
      Rooms                                               271,761       103,770
      Food & beverage expenses                               --            --
      Commissions expenses                                 31,131         3,039
      Advertising & promotion                              65,792        16,521
      Repairs & maintenance                                37,328        12,240
      Utilities                                            31,417         8,135
      Administrative & general                             67,833        20,125
      Property taxes                                       29,069          --
      Insurance                                             3,325         2,114
      Royalty fees                                         45,208         9,234
      Management fees                                      56,132        15,417
      Partnership management fees                           9,355         2,570
      Depreciation and amortization                       120,419        57,912
      Miscellaneous                                         9,924        20,266
                                                       ----------    ----------
                                                          778,694       271,343
                                                       ----------    ----------

            Income (loss) from operations                 682,942       166,152

      Interest expense                                   (244,460)     (128,881)
      Interest income                                       2,601           759
      Equity loss in partnership                          (18,031)      (62,384)
                                                       ----------    ----------
                                                         (259,890)     (190,506)
                                                       ----------    ----------

Net income (loss)                                         423,052       (24,354)
                                                       ==========    ==========

Net income (loss) - general partners                        4,231          (244)
                  - limited partners                      418,822       (24,110)
                                                       ----------    ----------
                                                          423,052       (24,354)
                                                       ==========    ==========

Net loss per limited partner unit                             141           (10)
                                                       ==========    ==========


 See accompanying notes to unaudited financial statements.

                      Essex Hospitality Associates IV L.P.
                            Statements of Cash Flows
               For the Quarters ended September 30, 1998 and 1997
                                   (Unaudited)


                                                                       1998           1997
                                                                       -----          ----
Cash flows from operating activities
       Cash received from customers                                1,435,056       385,863
       Cash paid to suppliers                                       (733,307)     (284,003)
       Interest received                                               2,601           759
       Interest paid                                                (244,460)     (128,881)
                                                                  ----------    ----------
          Net cash from operating activities                         459,890       (26,262)
                                                                  ----------    ----------

Cash flows from investing activities
       Payments for land and construction in progress             (1,684,700)   (2,023,556)
       Increase in restricted cash                                      --      (1,221,819)
       Payments for deposits                                         (56,588)      (46,314)
                                                                  ----------    ----------
          Net cash used in investing activities                   (1,741,288)   (3,291,689)
                                                                  ----------    ----------

Cash flows from financing activities
       Partners' capital contributions                                   600        16,927
       Payments for syndication costs                                   --         (12,341)
       Proceeds from first mortgage loan                                --       4,500,000
       Proceeds from construction loan                             1,644,404          --
       Repayment of advance from affiliate                              (709)     (596,156)
       Payments for escrow accounts                                     --            --
       Payments for debt acquisition costs                            (8,043)     (232,431)
       Payments for organization costs                                  --            --
       Distributions received from partnership investment               --          22,900
       Payments for distributions                                    (59,940)      (46,741)
                                                                  ----------    ----------
          Net cash from financing activities                       1,576,312     3,652,158
                                                                  ----------    ----------

Net increase in cash and cash equivalents                            294,914       334,207

Cash and cash equivalents - beginning of quarter                     252,615        11,013
                                                                  ----------    ----------

Cash and cash equivalents - end of quarter                           547,529       345,220
                                                                  ==========    ==========



Reconciliation of net income to net cash flows from operating activities:

Net income (loss)                                                    423,052       (24,354)

Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                 120,419        57,912
       Changes in:
           Other assets                                              (79,227)     (153,308)
           Equity loss of partnership                                 18,031        62,384
          Accounts payable and other expenses                        (22,385)       31,104
                                                                  ----------    ----------
                                                                     459,890       (26,262)
                                                                  ==========    ==========

 See accompanying notes to unaudited financial statements.

                      ESSEX HOSPITALITY ASSOCIATES IV L.P.
                        (A New York Limited Partnership)

                         Notes to Financial Statements

                               September 30, 1998


(1)      ORGANIZATION
         ------------

         Essex Hospitality Associates IV L.P. (the Partnership) is a New York limited partnership formed in 1995 for the purpose of acquiring land and constructing, owning and operating a series of hotels. The Partnership may also invest in and lend funds to other partnerships that own hotels. The Partnership financed its activities through a public offering of notes and limited partnership units which was completed in November 1997. The Partnership's general partner is Essex Partners Inc. (Essex Partners), a wholly-owned subsidiary of Essex Investment Group, Inc. (Essex) until September 4, 1998 and thereafter Essex Partners was purchased by JEM Properties Inc. (JEM).

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

                               September 30, 1998


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

         Essex Partners and its affiliates are receiving substantial fees in connection with the offering of notes and limited partnership units. Additional fees will be paid to them in connection with the acquisition, development and operation of the hotels and management of the Partnership.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         BASIS OF ACCOUNTING
         -------------------

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial positions, results or operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the financial statements have been made at and for the nine months ended September 30, 1998 and 1997. The results of operations for the nine month periods ended September 30, 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

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

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1998 TO THE QUARTER ENDED SEPTEMBER 30, 1997

From July 1, 1997 to September 30, 1998, the total assets of the Partnership increased approximately $4.2 million. The primary reason for the increase is the completion of the Hampton Inn in Solon, Ohio in the third and fourth quarter, 1997 and the construction of the Hampton Inn in Erie, PA. The Partnership's cash balance decreased from $1,567,000 to $548,000 from costs incurred in the construction of properties. Land held for sale increased $647,000, which represents the costs incurred for the Warwick site, which is currently being offered for sale by the Partnership.

The Partnership's liabilities increased $4,400,000 from July 1, 1997 to September 30, 1998. The Partnership also obtained a $4,700,000 construction loan from a bank for the Erie Hampton Inn. Limited partners' equity decreased $152,500 primarily as a result of partnership losses and distributions to partners.

The primary revenue source for the quarter ended September 30, 1998 was room revenues of $1,407,000 compared to $420,000 for the same period in 1997. Much of this increase relates to revenues from the Solon Hampton Inn which opened August, 1997 as well as the Erie Hampton which opened in July 1998. Telephone and other commission revenue for the third quarter 1998 totaled $54,000, for total revenues of $1,461,000. For the third quarter, 1997 food and beverage revenue and telephone and other commission revenue totaled $17,000. Operating expenses for the quarter ended September 30 1998, before and depreciation totaled $658,000 compared to $329,000 for the same period during 1997. A majority of this increase relates to operating expenses incurred for the Solon and Erie Hampton which were not in operation for the third quarter in 1997. Income from operations was $683,000 for the third quarter 1998 compared to $166,000 for the same period in 1997.

Other income and expense for the third quarter 1998 includes interest expense of $244,000, compared to interest expense of $128,000 for the same period in 1997. The Partnership's interest expense in the third quarter 1998 is composed of the interest incurred on the first mortgage loan for Solon, and interest on the subordinated notes as well as the construction loan. For the third quarter 1997, the construction loan was not in place. The net income for the Partnership for the third quarter 1998 was compared to a net loss of $24,000 for the same period in 1997.

The third quarter operations generated $460,000 in cash, compared to cash used in operations in the third quarter 1997 of $26,000. This increase is primarily attributable to the room revenue from the Solon and Erie Hamptons. Cash required for investing activities in the third quarter 1998 was $1,741,000 compared to a use of funds of $3,292,000 for the third quarter of 1997. Much of this decrease is due to the finalization of the Erie construction. The Partnership obtained $1,576,000 of cash for financing activities in the third quarter 1998 due to proceeds from the construction loan for the Erie Hampton Inn. Financing activities for the third quarter 1997 provided $3,652,000 in cash due to proceeds from the first mortgage loan for Solon. Cash increased $295,000 in the third quarter 1998, compared to an increase of $11,000 in the third quarter 1997.

The Solon Hampton Inn opened on August 1, 1997. The property achieved an average occupancy of 90% in third quarter 1998 with an average daily rate of $101.84. The average occupancy was 81% for the two months it was open with an average daily rate of $82.61. The third quarter of the year is typically stronger than the first or fourth quarters. The Solon, Ohio area also has large tourist demand due to local attractions such as Sea World of Ohio and Geauga Lake, which open Memorial Day week-end for the summer season. Occupancies and rates increase when the tourist demand increases.

The Courtyard by Marriott hotel opened in September 1996. The property achieved an average occupancy of 73% for the third quarter 1998 compared to 69% average occupancy for the third quarter 1997. The average daily rate for the third quarter 1998 was $68.31 compared to the average daily rate of $65.77 for the third quarter 1997. A new hotel opened in the Scranton area in June, 1997, a Comfort Inn & Suites which is directly competitive with the Courtyard by Marriott.

The Erie Hampton opened on July 1, 1998. Average occupancy for the three months of operation was 71% with an average daily rate of $80.63.


LIQUIDITY AND FINANCIAL CONDITION
The Solon Hampton Inn is generating sufficient funds from operations to fund all operating expenses and debt service payments on the first mortgage loan. As of September 30, 1998 the Partnership has $14,144,000 in outstanding long term indebtedness comprised of subordinated notes of $5,413,000, construction loan of $4,239,000 and first mortgage financing of $4,492,000. The notes are due in December 2001, unless extended by their terms for one year to December 2002. The Solon first mortgage loan is due July, 2001, unless extended by its terms for one year to July, 2002. The Erie first mortgage loan is expected to be due before December, 2002, unless extended by its terms for one year to December, 2003. Once the Solon Hampton Inn and Erie Hampton Inn reach more stabilized operations, the Partnership expects to be able to place larger new first mortgages on the properties, such that when it needs to refinance the total outstanding indebtedness, (which is expected to total approximately $14.3 million in July, 2001), it can do so through a combination of retained excess working capital, new first mortgage financing and, if necessary, new subordinated note financing.

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

OTHER MATTERS
The Partnership has been in the process of resolving all significant year 2000 issues since 1997. Since almost all the Partnership's information systems software is licensed software from established software vendors, resolution is being accomplished by means of upgrading existing software to versions which are year 2000 compliant. At present, the Partnership expects to fully year 2000 compliant with its own internal systems by the spring of 1999.

Since the cost of resolving the year 2000 issue is included in most cases, through existing software maintenance contracts, the incremental cost to the Partnership is minimal and not material.

While the Partnership expects to be fully compliant with the year 2000, with its own systems well in advance of the year 2000 if the Partnership's vendors are unable to resolve such processing issues in a timely manner it could result in a material financial risk, with the risk minimized by the fact that initial year 2000 issues will occur at the beginning of a calendar year which is a slow period in the Partnership's operations.

The Partnership is in the process of accessing the readiness of its vendors, and determining the risks associated with year 2000 non-compliance upon its operations. At this point the Partnership is not certain as to whether such non-compliance will have a material effect of the Partnership's results of operations, liquidity and financial condition. In anticipation of such an event the Partnership will be gathering and analyzing the necessary information to make the proper assessment and determine a plan of action to handle any foreseen potential problems which may result.

                                     PART II

                                OTHER INFORMATION
ITEM 1   LEGAL PROCEEDINGS
         None
ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS
         None
ITEM 3   DEFAULT UPON SENIOR SECURITIES
         None
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None
ITEM 5   OTHER INFORMATION
         None

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


                                    ESSEX HOSPITALITY ASSOCIATES IV L.P.
                                    Registrant



Dated:   November 11, 1998          /S/ TRISH H. ALBANESE
                                    ------------------------------
                                    Essex Hospitality Associates IV L.P.
                                    Essex Partners Inc.
                                    Trish Albanese
                                    Vice President and Chief Financial Officer